Form 10-Q
period 1996-03-31
US HOMECARE CORP
filed 1996-05-15
CIK 874507

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The First Quarter Ended March 31, 1996            Commission File #0-19240
                                                                       -------

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)


              New York                                    13-2853680
- -------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization )              Identification Number)


     750 Main Street, Hartford, CT                          06103
- --------------------------------------       -----------------------------------
(Address of principal executive office)      (Zip Code)



Registrant's telephone number,                          (860)278-7242
including area code                          -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__

           Number of Shares of Registrant's Common Stock Outstanding:
                           March 31, 1996: 8,582,686

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I   -  Financial Information

   Item 1   Consolidated Balance Sheets as of
            December 31, 1995 and March 31, 1996                          1

            Consolidated Statements of Operations
            for the three months ended March 31, 1996
            and 1995.                                                     2

            Consolidated Statements of Cash Flows
            for the three months ended March 31, 1996
            and 1995.                                                     3

            Notes to Unaudited Consolidated
            Financial Statements.                                        4-5

 Item 2     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                                  6-7

Part II  -  Other Information

 Item 1     Legal Proceedings                                            8-9

 Item 6     Exhibits & Reports on Form 8-K                                10

            Signatures                                                    11

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                      (In thousands, except per share data)

                                                                      March 31,       December 31,
                                                                        1996              1995
                                                                      ---------        ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                         $    378          $    225
    Accounts receivable, net of allowance
       for doubtful accounts of  $2,611 and $2,960                      14,290            15,480
    Other current assets                                                 1,905             2,329
                                                                      --------          --------
               TOTAL CURRENT ASSETS                                     16,573            18,034
                                                                      --------          --------

PROPERTY AND EQUIPMENT, net                                              3,436             3,875
                                                                      --------          --------
OTHER ASSETS
    Excess cost over net assets acquired, net
       of accumulated amortization of $2,630  and $2,496                11,535            11,669
    Intangible assets, net of accumulated
       amortization of $6,896 and $6,573                                 3,412             3,735
    Other                                                                1,000             1,128
                                                                      --------          --------
              TOTAL OTHER ASSETS                                        15,947            16,532
                                                                      --------          --------
TOTAL ASSETS                                                          $ 35,956          $ 38,441
                                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                              $  9,963          $  1,119
    Accounts payable and accrued expenses                                5,945             6,434
    Restructuring reserves                                                 918             1,172
    Accrued payroll and related costs                                      564             1,123
                                                                      --------          --------
              TOTAL CURRENT LIABILITIES                                 17,390             9,848
                                                                      --------          --------
OTHER LIABILITIES
    Bank revolving line of credit                                        3,000            11,766
    Capital lease obligations and other long-term debt                      66               758
    Deferred income taxes                                                  154               154
                                                                      --------          --------
              TOTAL OTHER LIABILITIES                                    3,220            12,678
                                                                      --------          --------
TOTAL LIABILITIES                                                       20,610            22,526
                                                                      --------          --------
STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value, 20,000,000 shares authorized,
    8,782,963 shares outstanding                                            88                88
    Preferred stock, $1 par value, 484,000 authorized, 328,569
       shares outstanding                                                  328               328
    Additional paid-in capital                                          45,514            45,688
    Accumulated deficit                                               (29,175)          (28,607)
    Treasury stock at cost, 200,277 and 277,936 shares                 (1,409)           (1,582)
                                                                      --------          --------
              TOTAL STOCKHOLDERS' EQUITY                                15,346            15,915
                                                                      --------          --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 35,956          $ 38,441
                                                                      ========          ========

            See accompanying notes to unaudited consolidated financial statements.


                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1996           1995
                                                             -------         -------
Net revenues                                                 $16,871         $17,958

Cost of revenues, primarily payroll and related costs         10,847          11,927
                                                             -------         -------

Gross profit                                                   6,024           6,031

Operating expenses:
   Selling, general & administrative expenses                  5,459           5,876
   Amortization and depreciation                                 846             907
                                                             -------         -------
Total operating expenses                                       6,305           6,783

Loss from operations                                           (281)           (752)
                                                             -------         -------

Interest expense, net                                            258             222
                                                             -------         -------

Loss before provision for income taxes                         (539)           (974)

Provision for income taxes                                        29               0
                                                             -------         -------

Net loss                                                      ($568)          ($974)
                                                             =======         =======

Loss per share                                               ($0.07)         ($0.12)
                                                             =======         =======

Weighted average common shares outstanding                     8,557           8,134
                                                             =======         =======

         See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In Thousands)

                                                                  For the three months ended March 31,
                                                                  ------------------------------------
                                                                           1996           1995
                                                                          ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              ($568)         ($974)
    Adjustments to reconcile net cash (used in) / provided
     by operating activities:

      Depreciation and amortization                                          846            907
      Provision for bad debts                                                362            178
      Loss on diposal of assets                                                              17
    Changes in operating assets and liabilities:
      Decrease/(increase) in accounts receivable                             828        (1,362)
      Decrease in other current assets                                       424          2,231
      Decrease/(increase) in other assets                                     28          (209)
      (Decrease)/increase in accrued payroll and related costs             (559)           (74)
      (Decrease)/increase in accounts payable and accrued expenses         (489)        (3,380)
      Decrease in restructuring reserve                                     (81)        (1,040)
                                                                           -----         ------
      Net cash (used in) / provided by operating activities                  791        (3,706)
                                                                           -----         ------

CASH FLOWS FROM INVESTING ACTIVITIES

      (Purchase)/disposition of property and equipment, net                 (24)             25
                                                                           -----         ------
      Net cash (used in) /  provided by investing activities                (24)             25
                                                                           -----         ------

CASH FLOWS FROM FINANCING ACTIVITIES

      (Payment)/ proceeds of promissory note                                            (2,000)
      Payments on capital leases and long-term debt                        (614)        (1,427)
      Purchase of treasury stock                                                          (329)
      (Decrease)/increase in cash overdraft                                                 279
      Issuance of preferred stock                                                         8,727
                                                                           -----         ------
      Net cash provided by / (used in) financing activities                (614)          5,250
                                                                           -----         ------

      Net decrease in cash                                                   153          1,569
      Cash and cash equivalents, beginning of period                         225            659
                                                                           -----         ------

      Cash and cash equivalents, end of period                              $378         $2,228
                                                                           =====         ======

      Cash paid during the period for:
      Income taxes                                                            $0            $25
                                                                           =====         ======
      Interest                                                              $267           $390
                                                                           =====         ======

                    See accompanying notes to unaudited consolidated financial statements.


                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited Information

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and changes in cash flows for the three month period ended March 31, 1996 and 1995. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

       The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Revenue recognition

       The Company recognizes revenues as the services are performed. The Company receives retroactive increases to certain rates, certain of which are intended to be passed through as additional salary and benefits to Company personnel. The Company records such additional amounts as revenue and expenses when they are notified by the payor or the amount is estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues are adjusted, as required in subsequent periods, based on final settlement.

Note 3 - Litigation

       No substantive changes have occurred since the filing of the 1995 10-K. For a more detailed description of pending matters, see Note 9 c. to the Consolidated Financial Statements in the 1995 10-K.

Note 4 - Stockholders Equity

       On February 1 and February 8, 1995, the Company issued and sold in a private placement a total of 271,428 shares of $35.00 6% Convertible Preferred Stock, $1.00 par value ( the "$35.00 Preferred") for $35.00 per share (the "Private Placement"). The $35.00 Preferred is convertible into 5,428,560 shares Common Stock at a conversion price of $1.75 per share, subject to certain adjustments, and will be automatically converted into Common Stock if the 20 day moving average of the closing prices of the Company's Common Stock is greater than $4.375 per share. The $35.00 Preferred pays an annual dividend of $2.10, which is payable quarterly in cash or, at the Company's option, Common Stock. Simultaneously with the initial closing of the Private Placement, all of the holders of Preferred Stock issued in September and October 1994 (the "Exchange Preferred") exchanged their 57,141 shares of Exchange Preferred for an equal number of shares of the $35.00 Preferred and exchanged their certain related Warrants for Warrants to purchase an aggregate of 99,997 shares of Common Stock at $1.75 per share. The Company has incurred dividends of $675,226 to date. These dividends were paid by issuing shares of Common Stock from Treasury .

Note 5 - Commitments and Contingencies

       A Medicare audit of the Home Office cost report for the fiscal year ended June 30, 1993 was begun during August 1995. The audit has not been completed but a revenue reduction of approximately $150,000 is estimated at this time. The revenue reduction was reflected in the 1995 third quarter results. The Company's cost reports for 1994 and 1995 remain subject to final audit.


Note 6 - Fair Value of Financial Instruments

       Effective January 1, 1995, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Values of Financial Instruments". The Company considers the fair value of its financial instruments to approximate their book values.


Note 7 - Accounting for Stock-Based Compensation

       Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 requires expanded disclosures of stock-based compensation arrrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earning per share.

Note 8 - Revolving Line of Credit ("RLOC")

       The Company's RLOC agreement with its bank expires March 31, 1997. It is the Company's intention to refinance this obligation, since this has not been done the debt is classified as current.

                            U.S. HOMECARE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission.

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended March 31, 1996
Compared With Three Months Ended March 31, 1995

     Net revenues for the three month period ended March 31, 1996 decreased by $1,087,000 to $16,871,000 compared to $17,958,000 for the first quarter of 1995.
This decline was primarily the result of the continued pressures on the Company's infusion therapy services. Net revenue from nursing services increased $462,000 from $13,770,000 for the first quarter 1995 to $14,232,000 for first quarter 1996. Net revenue from infusion therapy services was $2,639,000 for first quarter 1996, which is $1,739,000 below last year's first quarter. These decreases in IV net revenue are primarily due to the competitive pressures being experienced in its infusion therapy markets and the Company's efforts to ensure that new IV services revenue meets the Company's standards of pricing and risk selection.

     Cost of revenues as a percentage of net revenues was 64.3% for the first quarter of 1996, compared with 66.4% in first quarter of 1995. The decrease in cost of revenues is primarily due to the Company's efforts to ensure that new IV services business meets the Company's standards of pricing as mentioned above.

     Selling, general and administrative expenses were $5,459,000 in the first quarter of 1996 as compared to $5,876,000 in the first quarter of 1995. This reflects the efforts at cost reduction that the Company has been pursuing offset by some increased costs due to investments in additional resources as the Company began efforts to grow core operations.

     Net interest expense was $258,000 for the first quarter of 1996 compared to $222,000 for first quarter 1995.

     Amortization and depreciation were $846,000 for the first quarter of 1996 as compared to $907,000 for the first quarter 1995.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $565,000 for the first quarter of 1996 compared to $155,000 for the first quarter of 1995.

     As a result of the foregoing, for the three months ended March 31, 1996, the Company had a net loss of $568,000 or $.07 per share, compared to a net loss of $974,000 or $.12 per share for the corresponding quarter in 1995.

FINANCIAL CONDITION

     As of March 31, 1996 the Company's cash and cash equivalents totaled $378,000 compared to $225,000 at December 31, 1995. Undrawn funds available from the Company's Revolving Line of Credit increased approximately $295,000 to $529,000 at March 31, 1996 compared to $234,000 at December 31, 1995.

     Net accounts receivable declined $1,190,000 from $15,480,000 at December 31, 1995 to $14,290,000 at March 31, 1996 reflecting the decline in net revenue for first quarter of 1996 and an increase in accounts receivable sold under the Company's securitization program by $283,000.

     Trade accounts payable declined from $4,205,000 at December 31, 1995 to $3,160,000 at March 31, 1996.

     The Company believes that its cash position and liquidity will continue to require careful management over the remainder of 1996. The liquidity pressure has caused the Company to manage its accounts payable closely, including deferral of some disbursements. This situation has resulted in a number of dissatisfied vendors including some who are operating on cash on delivery (COD) terms with the Company.

     The Company's financing facilities in the first quarter of 1996 included a $9,000,000 bank revolving line of credit ("RLOC") which expires March 31, 1997. The outstanding balance of $8,471,000 has been classified as a current liability. The Company intends to renew the RLOC but has not entered into a new financing agreement.

FACTORS AFFECTING THE COMPANY'S BUSINESS

     The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully provide comprehensive home health care services to its customers and to successfully collect for such services. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. Some of these factors are: obtaining sufficient cash flow from operations to meet its debt service and pay vendors on a timely basis; correcting significant problems it has experienced with its infusion therapy billing and collection procedures to enable it to collect accounts receivable on a timely basis; obtaining additional external financing to meets its working capital requirements, if necessary; complying with the financial covenants in its revolving line of credit, subordinated credit facility and accounts receivable securitization programs so the banks would not have the right to declare the amounts outstanding under such facilities immediately due and payable; maintaining and establishing close working relationships with home care and social services agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers; fully implementing its restrucuring plan; obtaining reimbursement from third party payors; complying with applicable law regarding the health care industry; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals; maintaining adequate liability insurance; and competing effectively with other home health care providers. The failure to manage such factors successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

                            U.S. HOMECARE CORPORATION

Part II - Other Information

Item 1.  Legal Proceedings

     HIPS LITIGATION. In July 1993, in HIPS v. USHC Infusion, et al., Index No. 117835/93 (Supreme Court, State of New York, New York County), Home Infusion Pharmaceutical Services, Inc. "HIPS") sued, on a motion for summary judgment in lieu of complaint, to enforce the payment of promissory notes in the face amount of $4.5 million and approximately $880,000 in consulting fees in connection with the acquisition (the "Acquisition") of assets (or an interest therein) from HIPS and its affiliate Abel Health Management Services, Inc. (collectively "HIPS/Abel") and their principal, Edward J. Abel ("Abel"). In September 1994, the Court denied HIPS's motion for summary judgment and instructed HIPS to bring a plenary suit on the promissory notes. In October 1994, HIPS brought such a suit and Abel joined in the suit, seeking payment on the consulting agreement. In November 1994, the Company answered the complaint and counterclaimed for rescission of the Acquisition, fraudulent inducement, fraud, breach of contract, breach of the covenant of good faith and fair dealing, and for a declaratory judgment relieving it of any further purported obligations in connection with the Acquisition.

     In September 1995, HIPS moved to dismiss certain of the Company's counterclaims. On February 29, 1996 the court denied HIP's motion, except that it struck the Company's request for the imposition of punitive damages.

     Although the Company believes that is position in the HIPS/Abel litigation is meritorious, the ultimate outcome of this matter cannot presently be determined. A reserve has been established in the Company's consolidated financial statements for specified amounts in connection with the resolution of this matter.

     KINGSLAND LITIGATION. Kingsland Associates v. Abel Health Management Services, Inc. and U.S. HomeCare Infusion Therapy Products Corporation, Index No. 14294/93 (Supreme Court of the State of New York, Nassau County) also arises from the Acquisition. Based on the Asset Purchase Agreement provision regarding USHC Infusion's assumption of certain liabilities in connection with the Acquisition, Abel Health Management Services, Inc. ("AHMS") has impleaded USHC Infusion into these cases brought by Kingsland Associates ("Kingsland") in connection with AHMS's abandonment of three suites of offices. Kingsland has also asserted a claim directly against USHC Infusion. Kingsland seeks damages in excess of $50,000, approximately $325,000 in rent, attorneys' fees and rent escalation amounts. USHC Infusion filed an answer on November 5, 1993, asserting, among other defenses, that because of AHMS's breaches of contract and torts in connection with the Acquisition, as alleged in USHC Infusion, et. al.

v. HIPS, USHC infusion is not liable to AHMS and therefore is not liable to Kingsland.

     In August 1995, AHMS moved to dismiss certain of USHC Infusion's affirmative defenses. On March 22, 1996 the Court granted the motion in part, denied it in part, certified the case for trial and ordered AHMS to participate in search and discovery noticed by the Company. In so doing, the Court upheld the same defense that was upheld in the HIPS litigation.

Item 6.  Exhibits and Reports on Form 8-K

           A. Exhibits - The following exhibits are filed herewith or incorporated herein.

              1. Calculation of earnings/(loss) per share - Three months ended March 31, 1996 and 1995

           B. Reports on Form 8-K

              1. No reports on Form 8-K were filed during the quarter for which this report is filed.

EXHIBIT 1

                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                                OF LOSS PER SHARE

                    For the Three Months Ended March 31, 1996


Primary

Net loss                                                        ($568,000)

Weighted average number of common shares                        8,557,000

Loss per share                                                     ($0.07)


                    For the Three Months Ended March 31, 1995

Primary

Net loss                                                        ($974,000)

Weighted average number of common shares                        8,134,000

Loss per share                                                     ($0.12)

                            U.S. HOMECARE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      U.S. HomeCare Corporation


May 14, 1996                          G. Robert O'Brien
- ---------------------------           -------------------------------------
Date                                  President and Chief Executive Officer
                                      (Principal Executive Officer)



May 14, 1996                          Stephen H. Matheson
- ---------------------------           -------------------------------------
Date                                  Vice President and Chief Financial Officer
                                     (Principal Financial Officer)