Form 10-Q
period 1996-06-30
US HOMECARE CORP
filed 1996-08-14
CIK 874507

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Second Quarter Ended June 30, 1996             Commission File #0-19240

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)


New York                                                  13-2853680
- -------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization )              Identification Number)


750 Main Street, Hartford, CT                                 06103
- -------------------------------              -----------------------------------
(Address of principal executive                           (Zip Code)
office)


Registrant's telephone number,                           (860)278-7242
including area code                          -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

            Number of Shares of Registrant's Common Stock Outstanding
                            June 30, 1996: 8,985,876

================================================================================

                            U.S. HOMECARE CORPORATION

                                      INDEX


                                                                  Page Number
                                                                  -----------
Part I -  Financial Information

   Item 1 Consolidated Balance Sheets as of
          June 30, 1996 and December 31, 1995                                1

          Consolidated Statements of Operations
          for the three months ended June 30, 1996
          and 1995.                                                          2

          Consolidated Statements of Operations
          for the six months ended June 30, 1996
          and 1995.                                                          3

          Consolidated Statements of Cash Flows
          for the six months ended June 30, 1996
          and 1995.                                                          4

          Notes to Unaudited Consolidated
          Financial Statements.                                            5-7

 Item 2   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations.                                                     8-11

Part II - Other Information

  Item 1 Legal Proceedings                                               12-13

  Item 4 Submission of Matters to a Vote of Securities Holders              14

  Item 6 Exhibits & Reports on Form 8-K                                  15-17

         Signatures                                                         18

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                     June 30,    December 31,
                                                                       1996         1995
                                                                    --------       -------
ASSETS                                                              (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                       $    397      $    225
    Accounts receivable, net of allowance
         for doubtful accounts of  $2,081 and $2,960                  14,631        15,480
    Other current assets                                               2,222         2,329
                                                                    --------      --------
               TOTAL CURRENT ASSETS                                   17,250        18,034
                                                                    --------      --------

PROPERTY AND EQUIPMENT, net                                            3,022         3,875
                                                                    --------      --------

OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $2,765  and $2,496             11,400        11,669
    Intangible assets, net of accumulated
       amortization of $7,193 and $6,573                               3,115         3,735
    Other                                                                843         1,128
                                                                    --------      --------
              TOTAL OTHER ASSETS                                      15,358        16,532
                                                                    --------      --------
TOTAL ASSETS                                                        $ 35,630      $ 38,441
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                            $ 13,175      $  1,119
    Accounts payable                                                   3,928         4,205
    Accrued Expenses                                                   1,298         2,229
    Restructuring reserves                                               633         1,172
    Accrued payroll and related costs                                    938         1,123
                                                                    --------      --------
              TOTAL CURRENT LIABILITIES                               19,972         9,848
                                                                    --------      --------

OTHER LIABILITIES
    Bank revolving line of credit                                       --          11,766
    Capital lease obligations and other long-term debt                    69           758
    Deferred income taxes                                                154           154
                                                                    --------      --------
              TOTAL OTHER LIABILITIES                                    223        12,678
                                                                    --------      --------
TOTAL LIABILITIES                                                     20,195        22,526
                                                                    --------      --------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value,  20,000,000 shares authorized,
    9,098,894 and 8,782,963 shares outstanding                            91            88
    Preferred stock, $1 par value, 484,000 authorized, 328,569
        shares outstanding                                               328           328
    Additional paid-in capital                                        45,442        45,688
    Accumulated deficit                                              (29,783)      (28,607)
    Treasury stock at cost, 113,018 and 277,936 shares                  (643)       (1,582)
                                                                    --------      --------
              TOTAL STOCKHOLDERS' EQUITY                              15,435        15,915
                                                                    --------      --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 35,630      $ 38,441
                                                                    ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months
                                                             Ended June 30,
                                                          ----------------------
(In thousands, except per share data)                         1996        1995
                                                          --------    --------

Net revenues                                              $ 16,574    $ 18,261

Cost of revenues, primarily payroll and related costs       10,605      11,741
                                                          --------    --------

Gross profit                                                 5,969       6,520

Operating expenses:
        Selling, general & administrative expenses           5,477       5,784
        Amortization and depreciation                          796         850
                                                          --------    --------
Total operating expenses                                     6,273       6,634

Loss from operations                                          (304)       (114)
                                                          --------    --------

Interest expense, net                                          275         223
                                                          --------    --------

Loss before provision for income taxes                        (579)       (337)

Provision for income taxes                                      29           0
                                                          --------    --------

Net loss                                                  ($   608)   ($   337)
                                                          ========    ========

Loss per share                                            ($  0.07)   ($  0.04)
                                                          ========    ========

Weighted average common shares outstanding                   8,645       8,136
                                                          ========    ========


     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                         ----------------------
(In thousands, except per share data)                      1996          1995
                                                         --------      --------

Net revenues                                             $ 33,445      $ 36,251

Cost of revenues, primarily payroll and related costs      21,452        23,668
                                                         --------      --------

Gross profit                                               11,993        12,583

Operating expenses:
        Selling, general & administrative expenses         10,936        11,660
        Amortization and depreciation                       1,642         1,757
                                                         --------      --------
Total operating expenses                                   12,578        13,417

Loss from operations                                         (585)         (834)
                                                         --------      --------

Interest expense, net                                         533           477
                                                         --------      --------

Loss before provision for income taxes                     (1,118)       (1,311)

Provision for income taxes                                     58             0
                                                         --------      --------

Net loss                                                 ($ 1,176)     ($ 1,311)
                                                         ========      ========

Loss per share                                           ($  0.14)     ($  0.16)
                                                         ========      ========

Weighted average common shares outstanding                  8,601         8,167
                                                         ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                  For the six months ended June 30,
                                                                  ----------------------------------
                                                                       1996                1995
                                                                  --------------     ---------------
                                                                            ( unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           ($1,176)            ($1,311)

    Adjustments to reconcile net cash (used in)/provided by operating activities:

      Amortization and Depreciation                                      1,642               1,757
      Provision for bad debts                                              701                 583
    Changes in operating assets and liabilities:
      Decrease/(increase) in accounts receivable                           148              (1,665)
      Decrease in other current assets                                     107               1,848
      Decrease/increase in other assets                                     91                (211)
      Decrease in accounts payable                                         (73)             (2,724)
      Decrease in accrued expenses                                        (690)             (1,189)
      Decrease in restructuring reserve                                     (8)             (1,850)
      (Decrease)/increase in accrued payroll and related costs            (185)              1,214
                                                                         -----              ------
      Net cash (used in) / provided by operating activities               (557)             (3,548)
                                                                         -----              ------

CASH FLOWS FROM INVESTING ACTIVITIES

      (Purchase)/disposition of property and equipment, net                 14                 (50)
                                                                         -----              ------
      Net cash (used in) / provided by investing activities                 14                 (50)
                                                                         -----              ------

CASH FLOWS FROM FINANCING ACTIVITIES

      Payments on promissory note                                                           (2,000)
      Payments on capital leases and long-term debt                       (399)             (2,300)
      Decrease in cash overdraft                                                              (100)
      Purchase of treasury stock                                                              (329)
      Issuance of preferred stock                                                            8,702
                                                                         -----              ------
      Net cash used in/provided by financing activities                   (399)              3,973
                                                                         -----              ------

      Net increase in cash                                                 172                 375
      Cash and cash equivalents, beginning of period                       225                 659
                                                                         -----              ------

      Cash and cash equivalents, end of period                            $397              $1,034
                                                                         =====              ======

      Cash paid during the period for:
      Income taxes                                                          $0                 $25
                                                                         =====              ======
      Interest                                                            $533                $496
                                                                         =====              ======

     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited Information

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations for the three month and six month periods ended June 30, 1996 and 1995. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

       The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 - Cash and cash equivalents

       Cash and cash equivalents include a $130,925 certificate of deposit which has been pledged as collateral for a stand-by letter of credit issued by one of the C-ompany's banks in connection with a government contract.


Note 5 - Stockholders Equity

       On February 1 and February 8, 1995, the Company issued and sold in a private placement a total of 271,428 shares of $35.00 6% Convertible Preferred Stock, $1.00 par value ( the "$35.00 Preferred") for $35.00 per share (the "Private Placement"). The $35.00 Preferred is convertible into 5,428,560 shares of Common Stock at a conversion price of $1.75 per share, subject to certain adjustments, and will be automatically converted into Common Stock if the 20 day moving average of the closing prices of the Company's Common Stock is greater than $4.375 per share. The $35.00 Preferred pays an annual dividend of $2.10, which is payable quarterly in cash or, at the Company's option, Common Stock. Simultaneously with the initial closing of the Private Placement, all of the holders of Preferred Stock issued in September and October 1994 (the "Exchange Preferred") exchanged their 57,141 shares of Exchange Preferred for an equal number of shares of the $35.00 Preferred and exchanged their certain related Warrants for Warrants to purchase an aggregate of 99,997 shares of Common Stock at $1.75 per share. The Company has incurred dividends of $848,000 to date. These dividends were paid by issuing shares of Common Stock from Treasury.

       During June 1996, the Company issued 315,931 common shares in lieu of cash payments for several obligations. These shares included 250,000 issued in connection with the renegotiation of the lease obligation for one of the Company's locations in New York State and 25,000 shares issued in connection with the termination of a lease for a former IV location. In addition, 29,567 shares were issued to directors in lieu of cash fees under the directors automatic stock fee program and 11,364 shares were issued to the Company's CEO in lieu of cash compensation for a portion of his salary. The impact of these transactions was to increase Stockholders' Equity by $697,000.

Note 6 - Commitments and Contingencies

       A Medicare audit of the Home Office cost report for the fiscal year ended June 30, 1993 was begun during August 1995. The audit has not been completed but a revenue reduction of approximately $150,000 is estimated at this time. The revenue reduction was reflected in the 1995 third quarter results. The Company's cost reports for 1994 and 1995 remain subject to final audit.

Note 7 - Fair Value of Financial Instruments

       Effective January 1, 1995, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Values of Financial Instruments". The Company considers the fair value of its financial instruments to approximate their book values.


Note 8 - Accounting for Stock-Based Compensation

       Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earning per share.

Note 9 - Long-term Debt

       The Company's Revolving Line of Credit ("RLOC") agreement with its bank expires March 31, 1997. The Company's subordinated credit facility expires April 1, 1997. It is the Company's intention to refinance these obligations, although there can be no assurance that the Company will be successful in refinancing on commercially reasonable terms or at all. Since these facilities expire in less than a year the debt has been classified as current.

                            U.S. HOMECARE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended June 30, 1996
Compared With Three Months Ended  June 30, 1995

     Net revenues for the three month period ended June 30, 1996 decreased by $1,687,000, or 9.2%, to $16,574,000 compared to $18,261,000 for the second quarter of 1995. This decline was primarily the result of the continued pressures on the Company's infusion therapy services business. Net revenue from nursing services increased $189,000 from $14,258,000, or 1.3% for the second quarter of 1995 to $14,447,000 for the second quarter of 1996. Net revenue from infusion therapy services was $2,093,000 for the second quarter of 1996, which was $1,874,000, or 47.2% below last year's second quarter. These decreases in IV net revenue were primarily due to the consolidation of IV branch offices, the competitive pressures being experienced in the Company's infusion therapy markets, a drop off in new referrals and the Company's efforts to ensure that new IV services revenue meets the Company's standards of pricing and risk selection.

     Cost of revenues as a percentage of net revenues was 64.0% for the second quarter of 1996 and 64.3 % for the second quarter of 1995.

     Selling, general and administrative expenses were $5,477,000 in the second quarter of 1996 as compared to $5,784,000 in the second quarter of 1995. This reflects the Company's efforts to reduce expenses beginning in the second half of 1994 offset by an increase in sales personnel and related costs as the Company has accelerated, beginning with the first quarter of 1995, its efforts to grow core operations.

     Net interest expense was $275,000 for the second quarter of 1996 compared to $223,000 for the second quarter of 1995. This increase is the result of higher average borrowings on the Company's RLOC facility and the subordinated credit facility.

     As a result of the foregoing, for the three months ended June 30, 1996, the Company had a net loss of $608,000 or $.07 per share, compared to a net loss of $337,000 or $.04 per share for the corresponding quarter in 1995.

Six Months Ended June 30, 1996
Compared With Six  Months Ended  June 30, 1995

     Net revenues for the six month period ended June 30, 1996 decreased by $2,806,000, or 7.7%, to $33,445,000 compared to $36,251,000 for the six months ended June 30, 1995. This decline was primarily the result of the continued pressures on the Company's infusion therapy services business. Net revenue from nursing services increased $849,000 from $27,828,000 for the six months ended June 30, 1995 to $28,677,000 for the first half of 1996. Net revenue from infusion therapy services was $4,732,000 for the six months ended June 30, 1996, which was $3,588,000, or 43.1% below the six months ended June 30, 1995. These decreases in IV net revenue were primarily due to the competitive pressures being experienced in the Company's infusion therapy markets, a drop off in new referrals and the Company's efforts to ensure that new IV services revenue meets the Company's standards of pricing and risk selection.

     Cost of revenues as a percentage of net revenues was 64.1 % for the first half of 1996 and 65.3% for the first half of 1995. The cost of revenues for 1996 was favorably impacted by the Company's efforts to ensure that new IV services revenue meets the Company's standards of pricing.

     Selling, general and administrative expenses were $10,936,000 in the first half of 1996 as compared to $11,660,000 in the comparable period of 1995. This reflects the Company's efforts to reduce expenses beginning with the restructuring program which was initiated in the second half of 1994 offset by an increase in sales personnel and related costs as the Company accelerated its efforts, beginning with the first of 1996, to grow core operations.

     Net interest expense was $533,000 for the six month period ended June 30, 1996 compared to $477,000 for the first half of 1995. This increase was the result of higher average borrowings on the Company's RLOC and subordinated credit facilities.

     As a result of the foregoing, for the six month period ended June 30, 1996, the Company had a net loss of $1,176,000 or $.14 per share, compared to a net loss of $1,311,000 or $.16 per share for the corresponding period in 1995.

FINANCIAL CONDITION

     As of June 30, 1996 the Company's cash and cash equivalents totaled $397,000 compared to $225,000 at December 31, 1995.

     Net accounts receivable declined $849,000 from $15,480,000 at December 31, 1995 to $14,631,000 at June 30, 1996 due primarily to the decline in net revenue for the first half of 1996.

     Trade accounts payable declined from $4,205,000 at December 31, 1995 to $3,928,000 at June 30, 1996 reflecting, in part, the decline in purchases of IV products resulting from the decline in IV revenue and the settlement of certain accounts payable for common stock in lieu of cash..

     Accrued expenses declined from $2,229,000 at December 31, 1995 to $1,298,000 resulting from the pay down of several obligations and the settlement of two property lease obligations.

     The Company believes that its cash position and liquidity will continue to require careful management over the remainder of 1996. The liquidity pressure has caused the Company to manage its accounts payable closely, including deferral of some disbursements. This situation has resulted in a number of dissatisfied vendors including some who are operating on cash in advance (CIA) or cash on delivery (COD) terms with the Company and some of whom have discontinued doing business with the Company. In the circumstances where vendors have discontinued doing business with the Company the Company has not encountered difficulty in obtaining alternative sources although there can be no guarantee that the Company will have continued access to such alternative sources.

     The Company's financing facilities include a $9,000,000 bank revolving line of credit ("RLOC") which expires March 31, 1997 and a $3,000,000 subordinated credit facility which expires April 1, 1997. The outstanding balances on the RLOC of $8,951,000 and the subordinated credit facility of $3,000,000 have been classified as current liabilities. The Company will seek to renew the RLOC and the subordinated credit facility or to refinance such facilities, but there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all. Failure by the Company to renew or refinance its credit facility would have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company received correspondence from The Nasdaq Stock Market, Inc. ("Nasdaq") during the second quarter of 1996 stating that the Company had fallen below the $4,000,000 net tangible assets requirement applicable to continued listing on the Nasdaq National Market and would be delisted from the Nasdaq National Market. The Company appealed Nasdaq's determination and, in a letter to the Company dated July 30, 1996, Nasdaq indicated contingent approval for continued listing on the Nasdaq National Market, subject to the satisfaction of certain conditions (not all of which can be met currently by the Company). One of these conditions relates to the Company's obtaining an infusion of equity capital. Although the Company is currently exploring a number of alternatives to raise equity capital, the Company is in the early stages of discussion with potential investors and it cannot predict whether any such investment will materialize on terms acceptable to the Company, or at all. Consequently, there can be no assurance that the Company will be able to meet Nasdaq's conditions in the future or that Nasdaq will grant an extension to the Company in order to provide additional time to meet such conditions. If the Company is unable to meet such conditions and no extension is granted, the Company's Common Stock will likely be delisted from the Nasdaq National Market. In such event, the Company will apply to have its Common Stock listed on the Nasdaq Small Cap Market.

     The Company's existing capital, funds form operations and borrowings under the Company's credit facilities may not be sufficient to enable the Company to fund its operations for the foreseeable future. The Company believes that it will need to raise additional equity capital as noted above in order to obtain renewal or refinancing of its credit facilities, maintain Nasdaq National Market listing and fund its operations. There can be no assurance that the Company will be able to raise sufficient equity capital and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1996. The Company is seeking to refinance the existing revolving line of credit and subordinated credit facility which expire March 31, 1997 and April 1, 1997, respectively, and is also exploring alternatives for raising additional equity capital. Furthermore, the Company is exploring alternatives for its IV business including a joint venture or outsourcing arrangement. There can be no assurance that the Company will be able to achieve the refinancing, raise additional equity capital, or arrange for alternatives for its IV business.

FACTORS AFFECTING THE COMPANY'S BUSINESS

       The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully provide comprehensive home health care services to its customers and to successfully collect for such services. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. Some of these factors are: obtaining sufficient cash flow from operations to meet its debt service and pay vendors on a timely basis; correcting problems it has experienced with its infusion therapy billing and collection procedures to enable it to collect accounts receivable on a timely basis; obtaining additional external financing to meet its working capital requirements, if necessary; complying with the financial covenants in its revolving line of credit, subordinated credit facility and accounts receivable securitization programs so the banks would not have the right to declare the amounts outstanding under such facilities immediately due and payable; maintaining and establishing close working relationships with home care and social services agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers; obtaining reimbursement from third party payors; complying with applicable law regarding the health care industry; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals; maintaining adequate liability insurance; and competing effectively with other home health care providers. The failure to manage such factors successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In September 1995, HIPS moved to dismiss certain of the Company's counterclaims. On February 29, 1996 the court denied HIP's motion, except that it struck the Company's request for the imposition of punitive damages. At this time discovery is continuing.

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

         In August 1995, AHMS moved to dismiss certain of USHC Infusion's affirmative defenses. On March 22, 1996 the Court granted the motion in part, denied it in part, certified the case for trial and ordered AHMS to participate in discovery noticed by the Company. In so doing, the Court upheld the same defense that was upheld in the HIPS litigation.

     In May 1996, Kingsland filed a motion seeking a special trial preference, designed to move the case to trial ahead of other cases on the trial calendar; the Company opposed the motion. At the same time, the Company filed a motion asking the court to (a) dismiss with prejudice the claims of AHMS against it and
(b) preclude AHMS from presenting at trial any evidence or testimony concerning USHC Infusions defenses against AHMS; AHMS opposed the motion, and both motions are now awaiting decision.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          A. The company's Annual Meeting of Shareholders was held on June 6, 1996.

          C.  Motions before shareholders:

              (1) To elect eight directors:

                   NAME OF DIRECTOR            VOTES FOR        VOTES WITHHELD
                   ----------------            ---------        --------------
                   Jay C. Huffard              8,071,691            359,078
                   W. Edward Massey            8,071,291            359,478
                   W. Wallace McDowell         7,967,728            463,041
                   G. Robert O'Brien           8,071,691            359,078
                   Shawkat Raslan              8,071,691            359,078
                   Susan S. Robfogel           8,071,691            359,078
                   John R. Gunn                7,967,728            463,041
                   Hadley C. Ford              7,967,728            463,041

              (2) To amend the Company's 1995 Stock/Option Issuance Plan to implement a Director Stock Fee program:

                   Votes For                            7,955
                   Votes Against                      400,113
                   Votes Withheld                      10,312
                   Broker Non-Votes                    64,896

              (3) To amend the Company's Restated Certificate of
Incorporation to increase the number of authorized shares of the Company's Common Stock:

                   Votes For                        7,834,529
                   Votes Against                      589,608
                   Votes Withheld                       6,632


              (4) To amend the Company's Restated Certificate of
Incorporation to increase the number of authorized shares of the Company's preferred Stock:

                   Votes For                        7,675,593
                   Votes Against                      682,348
                   Votes Withheld                       7,932

Item 6.   Exhibits and Reports on Form 8-K

              A. Exhibits - The following exhibits are filed herewith or incorporated herein.

                   1.  Calculation of earnings/(loss) per share - Three months ended June 30, 1996 and 1995

                   2. Calculation of earnings/(loss) per share - Six months
                        ended June 30, 1996 and 1995

              B.   Reports on Form 8-K

                   1.  No reports on Form 8-K were filed during the quarter
                         for which this report is filed.

EXHIBIT 11


                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                                OF LOSS PER SHARE


                    For the Three Months Ended June 30, 1996


Primary

Net loss                                                        ($608,000)

Weighted average number of common shares                        8,645,000

Loss per share                                                     ($0.07)


                    For the Three Months Ended June 30, 1995

Primary

Net loss                                                        ($337,000)

Weighted average number of common shares                        8,136,000

Loss per share                                                     ($0.04)

                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                                OF LOSS PER SHARE


                     For the Six Months Ended June 30, 1996


Primary

Net loss                                                     ($1,176,000)

Weighted average number of common shares                       8,601,000

Loss per share                                                    ($0.14)




                     For the Six Months Ended June 30, 1995

Primary

Net loss                                                     ($1,311,000)

Weighted average number of common shares                       8,167,000

Loss per share                                                    ($0.16)

                            U.S. HOMECARE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       U.S. HomeCare Corporation


May 14, 1996                          G. Robert O'Brien
- ---------------------------           ------------------------------------------
Date                                  President and Chief Executive Officer
                                      (Principal Executive Officer)



May 14, 1996                          Gerald J. Boisvert, Jr.
- ---------------------------           ------------------------------------------
Date                                  Vice President, Finance and Chief
                                      Financial Officer (Principal Financial
                                      Officer)