Form 10-Q
period 1996-09-30
US HOMECARE CORP
filed 1996-11-14
CIK 874507

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For The Third Quarter Ended September 30, 1996 Commission File #0-19240
                                                                   -------

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)



          New York                                         13-2853680
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization )           Identification Number)


750 Main Street, Hartford, CT                              06103
-------------------------------            ------------------------------------
(Address of principal executive            (Zip Code)
 office)


Registrant's telephone number,                            (860)278-7242
including area code                        ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

            Number of Shares of Registrant's Common Stock Outstanding
                          September 30, 1996: 9,097,493

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                     Page Number

Part I   -    Financial Information

   Item 1     Consolidated Balance Sheets as of September 30,
              1996 and December 31, 1995                                  1

              Consolidated Statements of Operations
              for the three months ended September 30, 1996
              and 1995.                                                   2

              Consolidated Statements of Operations
              for the nine months ended September 30, 1996
              and 1995.                                                   3

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1996
              and 1995.                                                   4

              Notes to Unaudited Consolidated
              Financial Statements.                                       5-8

   Item 2     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                 9-13

Part II   -   Other Information


   Item 1     Legal Proceedings                                          14-15

   Item 5     Other Information                                           15

   Item 6     Exhibits & Reports on Form 8-K                             15-18

              Signatures                                                  19



                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                 September 30, December 31,
                                                                   1996          1995
                                                                 ----------    --------
ASSETS                                                           (unaudited)
CURRENT ASSETS

    Cash and cash equivalents                                       $    360    $    225
    Accounts receivable, net of allowance
         for doubtful accounts of  $3,028 and $2,960                  12,138      15,480
    Other current assets                                               1,849       2,329
    Receivable from IV sale                                            2,000
                                                                    --------    --------
               TOTAL CURRENT ASSETS                                   16,347      18,034
                                                                    --------    --------

PROPERTY AND EQUIPMENT, net                                            2,708       3,875
                                                                    --------    --------

OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $632  and $2,496                1,602      11,669
    Intangible assets, net of accumulated
       amortization of $5,048 and $6,573                                 939       3,735
    Other                                                                854       1,128
                                                                    --------    --------
              TOTAL OTHER ASSETS                                       3,395      16,532
                                                                    --------    --------
TOTAL ASSETS                                                        $ 22,450    $ 38,441
                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Current maturities of long-term debt                            $ 12,851    $  1,119
    Accounts payable                                                   3,804       4,205
    Accrued Expenses                                                   6,863       2,229
    Restructuring reserves                                             5,009       1,172
    Accrued payroll and related costs                                  1,296       1,123
                                                                    --------    --------
              TOTAL CURRENT LIABILITIES                               29,823       9,848
                                                                    --------    --------

OTHER LIABILITIES
    Bank revolving line of credit                                                 11,766
                                                                                --------
    Capital lease obligations and other long-term debt                    69         758
    Deferred income taxes                                                154         154
                                                                    --------    --------
              TOTAL OTHER LIABILITIES                                    223      12,678
                                                                    --------    --------
TOTAL LIABILITIES                                                     30,046      22,526
                                                                    --------    --------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value,  20,000,000 shares authorized,
    9,130,303 and 8,782,963 shares outstanding                            91          88
    Preferred stock, $1 par value, 484,000 authorized, 328,569
        shares outstanding                                               328         328
    Additional paid-in capital                                        45,028      45,688
    Accumulated deficit                                              (52,856)    (28,607)
    Treasury stock at cost, 32,810 and 277,936 shares                   (187)     (1,582)
                                                                    --------    --------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (7,596)     15,915
                                                                    --------    --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $ 22,450    $ 38,441
                                                                    ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended
                                                             September 30,
                                                    --------------------------


(In thousands, except per share data)                       1996        1995
                                                        --------    --------

Net revenues                                            $ 13,557    $ 13,937

Cost of revenues, primarily payroll and related costs     11,216       9,422
                                                        --------    --------

Gross profit                                               2,341       4,515

Operating expenses:
        Selling, general & administrative expenses         5,645       4,285
        Amortization and depreciation                        472         531
        Restructuring charges - Note 4                     4,524

                                                        --------    --------
Total operating expenses                                  10,641       4,816

Loss from operations                                      (8,300)       (301)
                                                        --------    --------

Interest expense                                             292         225
                                                        --------    --------

Loss before provision for income taxes                    (8,592)       (526)

Provision for state income taxes                              29           0
                                                        --------    --------
Income from continuing operations                         (8,621)       (526)

Discontinued Operations:  (Note 3)
Income (loss)from discontinued operations                 (1,573)        336
Loss on sale of IV therapy business                      (12,879)
                                                        --------    --------

Net loss                                                ($23,073)   ($   190)
                                                        ========    ========

Weighted average common shares outstanding                 9,066       8,073
                                                        ========    ========

Loss per share:
Loss from continuing operations                         ($   .95)   ($   .06)
Discontinued Operations:
     Income (loss) from operations                          (.17)        .04
     Loss on disposal of IV therapy business                           (1.42)
                                                        --------    --------
                                                        ($  2.54)   ($   .02)
                                                        ========    ========


      See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------

(In thousands, except per share data)                       1996        1995
                                                        --------    --------

Net revenues                                            $ 42,300    $ 41,814

Cost of revenues, primarily payroll and related costs     30,267      28,072
                                                        --------    --------

Gross profit                                              12,033      13,742

Operating expenses:
        Selling, general & administrative expenses        14,976      13,616
        Amortization and depreciation                      1,498       1,656
        Restructuring charges                              4,524           0

                                                        --------    --------
Total operating expenses                                  20,998      15,272

Loss from operations                                      (8,965)     (1,530)
                                                        --------    --------

Interest expense                                             854         648
                                                        --------    --------

Loss before provision for income taxes                    (9,819)     (2,178)

Provision for state income taxes                              86           0
                                                        --------    --------
Income from continuing operations                         (9,905)     (2,178)

Discontinued Operations:  (Note 3)
Income (loss) from discontinued operations                (1,464)        677
Loss on sale of IV therapy business                      (12,879)
                                                        --------    --------

Net loss                                                ($24,248)   ($ 1,501)
                                                        ========    ========

Weighted average common shares outstanding                 8,773       8,050

Loss per share:
Loss from continuing operations                         ($  1.12)   ($   .27)
Discontinued Operations:
     Income (loss) from operations                          (.17)        .08
     Loss on disposal of IV therapy business               (1.47)       --
                                                        --------    --------
                                                        ($  2.76)   ($   .19)
                                                        ========    ========

     See accompanying notes to unaudited consolidated financial statements.


                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                For the nine months ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                       1996        1995
                                                                                       ----        -----
                                                                                        ( unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES


    Net loss                                                                        ($24,248)   ($ 1,501)

    Adjustments to reconcile net cash (used in)/provided by operating activities:

       Loss on sale of IV therapy business                                            12,879
       Issuance of common stock for services                                             133
       Depreciation and amortization                                                   2,457       2,599
       Provision for bad debts                                                         1,016         945
    Changes in operating assets and liabilities:
       Decrease/(increase) in accounts receivable                                      2,326      (2,538)
       Decrease in other current assets                                                  480       2,478
       (Increase)in receivable from IV sale                                           (2,000)
       Decrease/(increase) in other assets                                               274        (368)
       Decrease in accounts payable                                                     (401)     (2,621)
       Increase in accrued expenses                                                    3,933           0
       (Decrease)/increase in restructuring reserve                                    3,837      (2,312)
       Increase in accrued payroll and related costs                                     172         401
                                                                                    --------    --------
    Net cash (used in)/provided by operating activities                                  858      (2,917)
                                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

    (Purchase)of property and equipment, net                                               0        (106)
                                                                                    --------    --------
    Net cash (used in)investing activities                                                 0        (106)
                                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Payments on promissory note                                                       (2,000)
    Payments on capital leases and long-term debt                                       (723)     (2,681)
    Decrease in cash overdraft                                                        (1,145)
    Purchase of treasury stock                                                          (329)
    Issuance of preferred stock                                                        8,662
                                                                                    --------    --------
    Net cash (used in) provided by financing activities                                 (723)      2,507
                                                                                    --------    --------

    Net increase/(decrease) in cash                                                      135        (516)
    Cash and cash equivalents, beginning of period                                       225         659
                                                                                    --------    --------

    Cash and cash equivalents, end of period                                        $    360    $    143
                                                                                    ========    ========

    Cash paid during the period for:
    Income taxes                                                                    $      0    $     25
                                                                                    ========    ========
    Interest                                                                        $    854    $    782
                                                                                    ========    ========



     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1        -   Unaudited Information

     In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations for the three month and nine month periods ended September 30, 1996 and 1995. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. (See Note 3)

Note 2        -   Revenue Recognition

     The Company recognizes revenues as the services are performed. The Company receives retroactive increases to certain rates. The Company records such additional amounts as revenue when they are notified by the payor or the amount is estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues are adjusted, as required in subsequent periods, based on final settlement.

Note 3        -   Discontinued Operations

     On October 31, 1996, the Company completed the sale of certain assets (not including accounts receivable) of its IV therapy business for approximately $2,000,000 in cash. The sale had an effective date of October 1, 1996. The accompanying consolidated financial statements of operations for the three and nine month periods ended September 30, 1996 and 1995 present the results of operations of the IV therapy business as a discontinued operation. As a result of the sale, the Company recorded a loss on disposal of the IV therapy business of $12,879,000 in the quarter ended September 30, 1996. Such loss on sale included (1) a write-off of $11,577,000 of goodwill and other intangible assets, (2) additional provisions for losses on accounts receivable of $1,678,000, and (3) $1,624,000 related to a charge for severance and other anticipated costs during the phase out period net of (4) the net cash proceeds of the sale of approximately $2,000,000.

     The income (loss) from operations of the IV therapy business was ($1,573,000) and $336,000 for the three months ended September 30, 1996 and 1995, respectively and ($1,464,000) and $677,000 for the nine month periods ended September 30, 1996 and 1995, respectively. As a result of net operating loss tax credit carryforwards, no income tax benefits have been recognized for the discontinued operations. The September 30, 1996 balance sheet includes approximately $236,000 of inventory, $250,000 of property and equipment and $4,200,000 of accounts receivable (net of securitized accounts receivable and allowance for doubtful accounts) related to the assets of the IV therapy business which was sold. The accounts receivable have not been sold. Collections on the IV accounts receivable will go first to repay the securitization funding of approximately $900,000 and the portion of the RLOC facility which is supported by the IV receivables of approximately $1,200,000 and the remainder will be available for further debt reduction and operations.

Note 4 -      Restructuring Charges

     During the third quarter of 1996, the Company's Board of Directors made decisions to restructure the operations of the Company and restore its focus on core home nursing operations. These decisions included the sale of the Company's IV therapy business discussed in Note 3. Additional actions included the retention of two individual turnaround specialists, implementation of plans to reorganize its home nursing operations in a more cost effective manner, a reduction in both corporate management and non-management expenses and consolidation of certain offices. It is expected that the reorganization plan will be completed by the end of the first quarter of 1997. As a result of these decisions, the Company recorded a restructuring charge of $4,524,000 at September 30, 1996 which was comprised of: severance of $1,000,000, turnaround specialists $1,898,000, and other reorganization costs of $1,626,000 (including asset write-offs and lease costs). The reserve for compensation for the turnaround specialists includes a monthly cash retainer aggregating $428,000 through September 1997 and significant performance based equity incentives valued at approximately $1,470,000. (See Note 5). The liability for restructuring costs has been reflected in current liabilities at September 30, 1996.

Note 5 -      Stock Options

     In connection with the reorganization discussed in Note 4 the Company granted options to purchase an aggregate of 1,730,000 shares of common stock as performance based equity incentives under its Stock Issuance Program to the turnaround specialists for $.15 per share. 576,667 of the options were vested upon issuance. The remainder of the options vest through September 2002 with the vesting accelerated in the event certain earnings targets are attained in the future or certain realization events, including the sale of the business, occur in the future. The option agreement includes a provision which allows the grantees to "put" the options back to the Company on or after December 31, 1997 for $1,500,000.

Note 6   -    Litigation

    No significant additional litigation matters have occurred since the filing of the 1995 10-K. For a more detailed description of pending matters, see
    Note 9c to the Consolidated Financial Statements in the 1995 10-K.

Note 7   -    Cash and Cash Equivalents

     Cash and cash equivalents at September 30, 1996 include a $130,925 certificate of deposit which has been pledged as collateral for a stand-by letter of credit issued by one of the Company's banks in connection with a government home health care contract.

Note 8   -    Stockholders Equity

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

     During September 1996, 31,409 shares were issued to directors in lieu of cash fees under the directors automatic stock fee program. The impact of the issuance of the shares was to increase Stockholders' Equity by $42,500.

Note 9   -    Commitments and Contingencies

     A Medicare audit of the Home Office cost report for the fiscal year ended June 30, 1994 was begun during March 1996. The preliminary audit results were received in October 1996 and as a result an additional revenue reduction of $633,000 was reflected in the quarter ended September 30, 1996.

     During the quarter ended September 30, 1996, the Company recorded an additional reduction in revenue of $500,000 for the remaining cost report periods subject to audit.

Note 10  -    Accounting for Stock-Based Compensation

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

Note 11  -    Debt and Accounts Receivable Securitization

     The Company's Revolving Line of Credit ("RLOC") and accounts receivable securitization agreements with its bank expire March 31, 1997. The Company's subordinated credit facility expires April 1, 1997. It is the Company's intention to refinance these obligations, although there can be no assurance that the Company will be successful in refinancing on commercially reasonable terms or at all. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at September 30, 1996. As a result of the third quarter 1996 loss, the Company was in technical default of its RLOC agreement and its subordinated credit facility for which it has received waivers through March 31, 1997 and April 1, 1997 respectively.

                            U.S. HOMECARE CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     This Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in the Company's filings with the Securities and Exchange Commission.

R E S U L T S    O F   O P E R A T I O N S

THREE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED WITH THREE MONTHS ENDED  SEPTEMBER 30, 1995

     Reported net revenues from continuing operations (home nursing services) for the three month period ended September 30, 1996 were $13,557,000 compared to $13,937,000 for the third quarter of 1995. This decline was the result of an increase in third quarter net revenue of $753,000 offset by a reduction of $1,133,000 to record the audit results of the final 1993 home office Medicare cost report, the preliminary 1994 home office cost report and an additional reduction for other open cost reports. Without the reduction in revenue from cost report adjustments the Company's third quarter revenue would have been $14,690,000 or an increase of $753,000, or 5.4% over the 1995 third quarter.

     Cost of revenues increased $1,794,000 to $11,216,000 for the third quarter 1996 compared to $9,422,000 for the third quarter of 1995. The increase in cost of revenues reflects increased workers compensation insurance expense, additional employee benefits expense, changes in the mix of direct labor and the additional direct labor that was required to support the increase in net revenue (prior to Medicare cost report adjustments).

     Selling, general and administrative expenses for continuing operations were $5,645,000 in the third quarter of 1996 as compared to $4,285,000 in the third quarter of 1995. The increase in SG&A costs reflects increased workers compensation insurance expense, increased employee benefits expense, in addition to increased legal fees, information system expense and an increase in personnel and related costs.

     The Company provided $4,524,000 for its restructuring program effective September 30, 1996. (See Note 4). The "1996 restructuring plan" refocuses efforts on the Company's core home nursing business and accomplished the sale of certain assets of the Company's IV operations. The Company has retained turnaround specialists, eliminated a number of executive and administrative positions, and closed the remainder of the Company's IV facilities. Certain of the Company's nursing offices and corporate facilities have been/or will be consolidated. The Company estimates that $2,272,500 of the restructuring charges will result in cash outflows related to severance, lease obligations, and other restructuring costs. These costs will occur over the next three years and the Company believes these amounts will be funded from operating cash flow, existing credit facilities and the collection of IV therapy accounts receivable.

     Net interest expense was $292,000 for the third quarter of 1996 compared to $225,000 for the third quarter of 1995. This increase is the result of higher average borrowings on the Company's RLOC facility and the subordinated credit facility during the third quarter of 1996 compared to the third quarter of 1995.

     During the third quarter of 1996 the Company made a decision to exit the IV therapy business and as a result this line of business has been treated as a discontinued operation. (See Note 3).The loss from discontinued operations was $1,573,000 for the third quarter of 1996 compared to income of $336,000 for the third quarter of 1995. This loss was the result of a decrease in revenue, an increase in cost of sales and an increase in selling, general and administrative expenses.

     The Company also has incurred a loss on the sale of certain assets of its IV therapy business. (See Note 3). The sale was consummated on October 31, 1996 with an effective date of October 1, 1996. As a result of the sale of the IV therapy business the Company recognized a loss on sale of $12,879,000 in the third quarter of 1996. This loss included the write off of goodwill and intangible assets in the amount of $11,577,000.

     As a result of the foregoing, for the three months ended September 30, 1996, the Company had a net loss of $23,073,000 or $2.54 per share, compared to a net loss of $190,000 or $.02 per share for the corresponding quarter in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED WITH NINE MONTHS ENDED  SEPTEMBER 30, 1995

     Net revenues from continuing operations (home nursing services) for the nine month period ended September 30, 1996 increased by $486,000, or 1.2%, to $42,300,000 compared to $41,814,000 for the nine months ended September 30, 1995. Revenue for the nine month period ended September 30, 1996 reflects a reduction in revenue of $633,000 for the final audit results of the Company's 1993 home office Medicare Cost report and the preliminary audit results of the 1994 home office cost report and an additional reduction in revenue of $500,000 for the Company remaining open Medicare cost reports. Without the reduction in revenue from cost report adjustments the Company's net revenue from continuing operations for the nine months ended September 30, 1996 would have been $43,433,000 or an increase of $1,619,000 over the net revenue from continuing operations of $41,814,000 for the nine month ended September 30, 1995.

     Cost of revenues increased $2,195,000 to $30,267,000 for the nine months ended September 30, 1996 compared to $28,072,000 for the nine months ended September 30, 1995. The increase in cost of revenues reflects increased workers compensation insurance expense, additional employee benefits expense, changes in the mix of direct labor and the additional direct labor that was required to support the increase in net revenue (prior to Medicare cost report adjustments).

     Selling, general and administrative expenses for continuing operations were $14,976,000 for the first nine months of 1996 as compared to $13,616,000 in the comparable period of 1995. The increase in SG&A costs reflects increased workers compensation insurance expense, increased employee benefits expense, in addition to increased legal fees, information system expense and an increase in personnel and related costs.

     The Company added $4,524,000 to its restructure reserve effective September 30, 1996. (See Note 4). The "1996 restructuring plan" refocuses efforts on the Company's core home nursing business and accomplished the sale of certain assets of the Company's IV operations. The Company has retained turnaround specialists, eliminated a number of executive and administrative positions, and closed the remainder of the Company's IV facilities. Certain of the Company's nursing offices and corporate facilities have been/or will be consolidated. The Company estimates that $2,272,500 of the restructuring charges will result in cash outflows related to severance, lease obligations, and other restructuring costs. These costs will occur over the next two or three years and will be funded from operating cash flow, existing credit facilities and the collection of IV therapy accounts.

     Net interest expense was $854,000 for the nine month period ended September 30, 1996 compared to $648,000 for the first nine months of 1995. This increase was the result of higher average borrowings on the Company's RLOC and subordinated credit facilities.

     During the third quarter of 1996 the Company made a decision to exit the IV therapy business to focus on its core nursing operations and as a result this line of business has been treated as a discontinued operation. (See Note 3). The loss from discontinued operations was $1,464,000 for the nine months ended
September  30, 1996  compared to income of  $677,000  for the nine months  ended
September 30, 1995. This loss was the result of a decrease in revenue, an increase in cost of sales and an increase in selling, general and administrative expenses.

     The Company also has incurred a loss on the sale of certain assets of its IV therapy business. (See Note 3). The sale was consummated on October 31, 1996 with an effective date of October 1, 1996. As a result of the sale of the IV therapy business the Company recognized a loss on sale of $12,879,000 in the third quarter of 1996. This loss included the write off of goodwill and intangible assets in the amount of $11,577,000.

     As a result of the foregoing, for the nine month period ended September 30, 1996, the Company had a net loss of $24,248,000 or $2.76 per share, compared to a net loss of $1,501,000 or $.19 per share for the corresponding period in 1995.
                                      -11-

FINANCIAL CONDITION

     As of September 30, 1996 the Company's cash and cash equivalents totaled $360,000 compared to $225,000 at December 31, 1995.

     Net accounts receivable on the balance sheet (net of securitized receivables and allowance for bad debt) declined $3,342,000 from $15,480,000 at December 31, 1995 to $12,138,000 at September 30, 1996 principally due to the decline in IV therapy net revenue during the first nine months of 1996. Net accounts receivable managed by the Company (including accounts receivable sold under the Company's securitization program) were $20,672,000 and $24,140,000 at September 30, 1996 and December 31, 1995, respectively.

     Excess cost over net assets acquired declined $10,067,000 from $11,669,000 at December 31, 1995 to $1,602,000 at September 30, 1996 due to regular amortization and the write-off of $9,664,000 in connection with the sale and discontinuance of the Company's IV therapy business.

     Intangible assets declined $2,796,000 from $3,735,000 at December 31, 1995 to $939,000 at September 30, 1996 due to regular amortization and the write-off of $1,913,000 of intangible assets in connection with the sale and discontinuance of the Company's IV therapy business

     Trade accounts payable declined from $4,205,000 at December 31, 1995 to $3,821,000 at September 30, 1996 reflecting, in part, the decline in purchases of IV products resulting from the decline in IV revenue and the settlement of certain accounts payable for common stock in lieu of cash.

     Accrued expenses increased from $2,229,000 at December 31, 1995 to $6,863,000 at September 30, 1996 resulting from an increase in accruals related to the sale of the IV therapy business, workers compensation insurance, other benefits and Medicare cost report liabilities.

     The Company believes that its cash position and liquidity will continue to require careful management over the remainder of 1996 and beyond, not withstanding receipts from the proceeds of the sale of certain IV assets. This liquidity pressure has caused the Company to manage its accounts payable closely, including deferral of some disbursements. This situation has resulted in a number of dissatisfied vendors including some who are operating with the Company on cash in advance (CIA) or cash on delivery (COD) terms and some of whom have discontinued doing business with the Company. Where vendors have discontinued doing business with the Company, the Company has not encountered difficulty in obtaining alternative sources.

     The Company's financing facilities at September 30, 1996 included a $9,000,000 bank revolving line of credit ("RLOC") which expires March 31, 1997 and a $3,000,000 subordinated credit facility which expires April 1, 1997. In connection with the sale of certain assets of the IV therapy business a permanent reduction of $500,000 has been made in the availability under the RLOC effective November 1, 1996 with additional permanent reductions of $350,000 (minimum) required on or before February 15, 1997 and another $350,000 (minimum) required on or before March 28, 1997. The outstanding balances on the RLOC and the subordinated credit facility have been classified as current liabilities at September 30, 1996.

The Company will seek to renew the RLOC and the subordinated credit facility or to refinance such facilities. There can be no assurance that the Company will be able to do so on commercially reasonable terms, or at all. Failure by the Company to renew or refinance its credit facility would have a material adverse effect on the business, financial condition and results of operations of the Company. The Company believes that funds from operations, borrowings under the Company's credit facilities and collections on accounts receivable from the Company's discontinued IV therapy operations may not be sufficient to enable the Company to fund its operations for the foreseeable future. The Company is seeking to refinance the existing revolving line of credit and subordinated credit facility which expire March 31, 1997 and April 1, 1997, respectively. The Company believes that it will need to raise additional equity capital in order to obtain renewal or refinancing of its credit facilities, and fund its operations. There can be no assurance that the Company will be able to achieve the refinancing, or raise sufficient equity capital and failure to do so would have a material adverse effect on the Company's business, financial conditions and results of operation.


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

     In October 1996, the Company moved to compel Able to participate in certain discovery, and HIPS/Abel sought to have the Court certify the case as ready for trial. The Company has opposed that request, and is awaiting the Court's rulings on the pending applications.

     Although the Company believes that its position in the HIPS/Abel litigation is meritorious, the ultimate outcome of this matter cannot presently be determined. A reserve has been established in the Company's consolidated financial statements for specified amounts in connection with the resolution of this matter.

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

     In September 1996 the Court granted Kingsland's motion and directed that the case be moved to the top of the jury calendar on December 2, 1996. In October 1996 the Court directed AHMS to produce certain documents and submit to a deposition, and reserved decision on the balance of the Company's motion.

Item 5.  Other Information.

     On October 31, 1996, the Company completed the sale of the business and certain assets of its IV therapy business for approximately $2,000,000. The sale had an effective date of October 1, 1996. Assets sold included approximately $142,000 of inventory, $23,000 of property and equipment.

Item 6.    Exhibits and Reports on Form 8-K

  A. Exhibits - The following exhibits are filed herewith or incorporated herein.

           1. Calculation of earnings/(loss) per share - Three months ended September 30,1996 and 1995

           2. Calculation of earnings/(loss) per share - Nine months ended September 30, 1996 and 1995

  10. (a) Letter Agreement between the Company and Mehdi Ali, dated October 2, 1996

  10. (b) Letter Agreement between the Company and James Laird, dated October 2, 1996

  10.  (c)  Settlement Agreement and Mutual Release between the Company and
            G. Robert O'Brien, dated October 14, 1996

  10. (d) Settlement Agreement and Mutual Release between the Company and Stephen H. Matheson, date as of October 31, 1996

10.  (e)    Asset Purchase Agreement among Transworld Acquisition Corp.,
            Transworld Home Healthcare,  Inc., U.S. HomeCare Infusion Therapy
            Services Corporation of New Jersey and U.S. HomeCare Corporation, dated as of October 31, 1996

 11.        Statement re computation of Per Share Earnings

 B.         Reports on Form 8-K

            1. Form 8-K dated August 22, 1996 reporting Item 5. Other Events.