Form 10-K
period 1996-12-31
US HOMECARE CORP
filed 1997-04-04
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------   -------------



         Commission File Number 0-19240

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)

NEW YORK                                         13-2853680
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

750 MAIN STREET, HARTFORD, CT                               06103
(Address of principal executive offices)                    (Zip Code)

(860) 278-7242
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:NONE

Securities registered pursuant to Section 12(g)of the Act:

                                                           Name of each
                                                           exchange on which
Title of Each Class                                        registered

COMMON STOCK, $.01 PAR VALUE                               OTC Bulletin Board


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 27, 1997, (based upon the average bid and asked prices of such Common Stock on the "Pink Sheets" on March 27, 1997) held by non-affiliates was approximately $10,735,000 million and the aggregate market value of outstanding Preferred Stock on March 27, 1997 (based upon the price at which such Preferred Stock was sold) held by non-affiliates was approximately $10,765,000 million. For this computation, the registrant has excluded the market value of all shares of its Common Stock and Preferred Stock reported as beneficially owned by officers and directors and their affiliates and certain significant shareholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such shareholder is an affiliate of the registrant.

                       Documents Incorporated by Reference

         NONE.

                            U.S. HOMECARE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1996


                                TABLE OF CONTENTS


                                     PART I

         Item 1.      BUSINESS..............................................  1
         Item 2.      PROPERTIES............................................  8
         Item 3.      LEGAL PROCEEDINGS.....................................  9
         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS............................................... 10

                                     PART II

         Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS........................... 11
         Item 6.      SELECTED CONSOLIDATED FINANCIAL DATA.................. 12
         Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 13
         Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........... 19
         Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 19

                                    PART III

         Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT .  20
         Item 11.     EXECUTIVE COMPENSATION ..............................  22
         Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT................................  26
         Item 13.     CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS ......  28

                                     PART IV

         Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K. ........................................  29

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         U.S. HomeCare Corporation (collectively with its subsidiaries, "USHC" or the "Company") is a regional provider of paraprofessional and professional home health care services, including nursing care, personal care, and other specialized therapies. The Company is headquartered in Hartford, Connecticut and has operations in New York (Westchester County, metropolitan New York City, Long Island and upstate New York) as well as Connecticut and Pennsylvania. The Company works with physicians, social service agencies, health care institutions, and patients to identify home care services that are appropriate for the patient's diagnosis and required to implement the physician's plan of treatment. The Company addresses the needs of its patients by coordinating therapies, products, equipment and support services with the appropriate nursing care. To further its emphasis on a diagnosis-centered approach, the Company has designed specialized programs for patients with particular diseases such as Cancer, AIDS and Alzheimer's disease, and for particular classes of patients such as the developmentally disabled and hospice patients.

         Following its formation in 1986, the Company expanded through a strategy of internal growth, the opening of new branch offices, selected acquisitions within its region and the introduction of new services and programs, including infusion therapy which was added in 1989. In 1992, the Company adopted an accelerated expansion strategy, opened offices in a number of new geographic markets, developed a new and sizeable base of Medicare business in South Florida, and, in late 1992, consummated a significant infusion therapy acquisition in the greater New York metropolitan area. Management underestimated the financial, managerial and system resources necessary to execute its expansion strategy. As a result, the Company failed to successfully implement its expansion strategy and began to incur operating losses in the second quarter of 1993. In August 1994, the Company announced an extensive restructuring plan, which included the closing of its development-stage offices outside of its core markets, the consolidation of its infusion therapy pharmacy facilities from five to two, and the sale of its South Florida operations which was completed in December 1995. Despite these actions, the Company continued to incur operating losses in 1994, 1995 and the first three quarters of 1996.

         At the end of September 1996, the Company undertook a series of steps to improve operating results, restore financial health and focus on building its core home nursing services business. The Company engaged a team of experienced turnaround consultants to improve the operating and financial performance of the Company. During the fourth quarter of 1996 the following were accomplished:

 - Corporate overhead was reduced by more than $4 million per annum and branch level overhead and direct costs were reduced by more than $2.5 million per annum;

 - The Company sold the business and operating assets of its troubled home infusion therapy operations as of October 1, 1996; and

 - The Company settled all of its material litigation and reduced the borrowings under the Company's revolving credit facility from $8.9 million on September 30, 1996 to $5.0 million on December 31, 1996.

         In connection with these steps, the Company recognized a loss on the sale of its home infusion therapy operations of $13.8 million (including the write-off of $11.6 million of related goodwill and intangibles and a reserve of $2.6 million for the collection of infusion therapy receivables) and recorded a $3.6 million provision for restructuring and other non-recurring charges.

HOME HEALTH CARE MARKET

         Home health care is a growing major segment of the health care industry and is projected to remain so through the end of the decade. According to the Health Care Financing Administration, U.S. home health care spending was $26 billion in 1995 with $17 billion spent in home health care nursing services. The annual industry growth rate in home health care spending from 1986 to 1991 was estimated to be in excess of 20%. Management believes that this growth rate has moderated in recent periods in the markets in which it operates.

         The primary factors contributing to this growth in homecare are:

         - Increased acceptance of home care by physicians, patients and third-party payors.

         - Advancements in home care therapies which allow for care outside of a traditional institutional setting.

         - Changing population demographics, including an increasing number of aged.

         - Increased number of patients suffering from therapy-intensive diseases such as AIDS and cancer.

         - Cost-effectiveness of care administered in the home (home health care is estimated to cost approximately 50% of equivalent care delivered in the hospital).


         Rapid industry growth and market forces have led to the emergence of many independent and hospital-based home care agencies. The number of home health care agencies in the U.S. has grown to more than 17,000 agencies. Collectively, these agencies provide services to over 6 million people in the U.S. who require care because of acute illness, long term chronic health conditions, permanent disability or terminal illness. The home health care industry, while still highly fragmented, is experiencing a period of consolidation, with larger companies emerging through acquisitions and mergers in order to achieve economies of scale.

         The home health care industry consists of four segments: nursing services, infusion therapy, respiratory therapy and home medical equipment. The Company operates in the nursing services segment. The nursing services segment includes the provision of both professional and paraprofessional nursing and personal care in the home, and is estimated to represent two-thirds of expenditures within the home health care market, or approximately $17 billion in 1995. Approximately 70% of nursing services are provided to people over the age of 65 and primarily consist of nontechnical, medically related personal care services related to assisted living. Such services are often intended to prevent costly, premature and/or unnecessary institutionalization of the patient. The primary diagnoses of patients receiving home nursing care are: cardiovascular and cerebrovascular disease, respiratory disease, orthopedic conditions, carcinomas, diabetes, and central nervous system problems.

         The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates (for example, certificates of need in New York State) that permit them to provide services that the Company cannot currently provide.


RELATIONSHIPS WITH REFERRAL SOURCES

         The development and growth of the Company's business depends to a significant extent on its ability to establish and maintain close working relationships with home care and social service agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers. There can be no assurance that the Company's existing relationships with these referral sources will be successfully maintained or that additional relationships will be successfully developed and maintained. In March 1994, VNS HomeCare ("VNS"), a non-profit home health care institution in New York City informed the Company that it intended to reduce the Company's overall caseload due to substandard administrative performance ratings. Consequently, the Company's net revenues attributable to VNS declined from $8.8 million (16%) for the year ended December 31, 1994, to $6.2 million (11%) for the year ended December 31, 1995, and to $5.4 million (10%) for the year ended December 31, 1996.


DEPENDENCE ON REIMBURSEMENT BY THIRD PARTY PAYORS

         A substantial portion of the Company's revenues are derived directly or indirectly from government-sponsored health care programs, including Medicaid and Medicare. The Company receives direct payments from both Medicare (approximately 14% of revenue) and Medicaid (approximately 6% of revenue). The Company also derives significant revenues indirectly from the Medicaid program through contracts with local government agencies (approximately 17% of revenue), such as the Department of Social Services of Westchester County. In addition, a substantial portion of the Company's business is derived as a sub-contractor to Medicare-Certified and Medicaid-Certified agencies. As a result, the Company would likely be adversely affected by any rate freezes, payment delays, cutbacks in coverage or any other adverse actions taken with respect to Medicare and Medicaid and there can be no assurance that such actions will not be taken in the future.

         Governmental and third-party payors have taken extensive steps intended to contain or reduce payments made to health care providers such as the Company. These steps have included, among others, changes in reimbursement methodologies, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Managed care and related cost containment efforts are expected to continue in the future. Home health care, which is generally less costly than hospital-based care, has generally benefited from many of these cost containment efforts. As expenditures in the home health care market continue to grow, however, initiatives aimed at reducing the cost of health care delivery at non-hospital sites are increasing. For example, several state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Such initiatives are expected to continue in the future. A significant change in coverage or a reduction in payment rates for the types of home health care services provided by the Company could have a material adverse effect upon the Company's business and financial condition.

         For each office in which the Company participates in the Medicare program, the Company is required to file annual cost reports to establish its reimbursement rate per Medicare visit for that office. Such reimbursement rates are subject to audit and retroactive adjustment by the Medicare fiscal intermediaries for the geographic areas in which the Company's
Medicare-certified offices are located.

         In its core market operations the Company is required to file cost reports for two of its upstate New York companies, for its Connecticut operations, and for its Pennsylvania operations as well as as for home office operations. Cost reports for all of the Company's Medicare certified operations have been settled through June 1993 although they remain subject to reopening through November 1998. The remaining cost reports filed for periods through December 31, 1995 are in various stages of review, audit and or settlement with the fiscal intermediaries. While the Company has recorded estimated settlements for these open cost report periods there can be no assurance that final settlements will not result in future material assessments against the Company. Such assessments could result in reductions in revenue recorded.

         For the now discontinued Florida operations the fiscal intermediary made material adjustments to the Company's 1993 and 1994 reimbursement rate per visit. The result of these actions had a material adverse effect on the Company's financial condition and results of operations in 1993 and 1994.

         Part of the Company's strategy is to increase its business with managed care third party payors, such as health maintenance organizations and preferred provider organizations. An increase in these contracts could also reduce the profit margin for the Company's business because managed care payors typically reimburse at lower rates and limit service coverage to a greater extent than other non-governmental third party payors, such as indemnity insurance providers. The Company is unable to predict how quickly, if at all, its managed care business will increase and what effect any such increased business in this segment would have on the Company's business or results of operations.

GOVERNMENT REGULATION

         The Company and the health care industry generally are subject to extensive and frequently changing state and federal regulation governing the provision of home health care services and home infusion services, the licensing of branch offices, certification of home health agencies and the licensing of professionals. In addition, state and federal fraud and abuse laws prohibit, among other things, the payment of remuneration for patient or business referrals. New laws and regulations are enacted from time to time to regulate new and existing services and products in the home health care industry, and any changes in the laws or regulations or new interpretations of existing laws or regulations could have an adverse effect on the Company's methods and costs of doing business. Further, failure by the Company to comply with applicable laws could adversely affect the Company's ability to continue to provide, or receive reimbursement for, its services from Medicare, Medicaid and other third party payors and also could subject the Company and its officers to civil and criminal penalties. There can be no assurance that the Company will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

         The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that are paid for in whole or part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion from future participation in the Medicare and Medicaid programs. Federal enforcement officials also may attempt to impose civil false claims liability with respect to claims resulting from an anti-kickback violation. If successful, civil penalties could be imposed, including assessments of $2,000 per improper claim for payment plus twice the amount of such claims and suspension from future participation in Medicare and Medicaid programs. Civil suspension for anti-kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implication, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payor source.

         In addition, an increasing number of states have laws, which vary from state to state, prohibiting certain direct or indirect providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

         Under both the Omnibus Budget Reconciliation Act of 1933 ("Stark II") and certain state legislation, it is unlawful for a physician to refer patients for certain designated health services to an entity with which the physician has a financial relationship. A "financial relationship" under Stark II is defined as as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs.

         In New York State, a certificate of need ("CON") must be obtained in order to be certified to participate in the Medicare and Medicaid programs. The Company does not have CONs covering its Westchester County, metropolitan New York and Long Island branches and is therefore not certified as a Medicare provider for such branches. A majority of the Company's business in these branches is therefore derived as a subcontractor to Medicare-certified and Medicaid-certified agencies or as a contractor with local government agencies. In upstate New York (which was an acquired operation), the Company does have CON's.

         The Company is also subject to laws and regulations pertaining to the environment, health and safety. If the Company were found to be in violation of any such laws and regulations, it could have a material adverse effect on its business or financial condition.

HEALTH CARE REFORM

         Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress. Many approaches have been considered, including mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to health care delivery systems. In addition, some of the states in which the Company operates are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on the Company. In addition, the cost and service considerations which have generated proposals for health care reform have also resulted in, and are expected to continue to result in, strategic realignments and combinations in the health care industry which may, over time, have a significant impact on the Company's strategic direction and results of operations. The actual announcement of reform proposals and the investment communities' reaction to such proposals, announcements by competitors and payors of their strategies to respond to reform initiatives and general industry conditions have produced and may continue to produce volatility in the trading and market price of the Company's Common Stock and for securities of health care companies generally.

ABILITY TO ATTRACT KEY MANAGEMENT AND DEPENDENCE ON HEALTH CARE
PROFESSIONALS

         The Company's future success will depend in large part on its ability to attract and retain senior management personnel and branch-level management. In addition, the Company is highly dependent on its staff of professional nurses and its other health care professionals and paraprofessionals. Competition for qualified management personnel and health care professionals and paraprofessionals is strong. The inability to attract, retain or motivate management and sufficient numbers of qualified health care professionals and paraprofessionals could adversely affect the Company's business and prospects. Although the Company has been generally able to meet its staffing requirements for professional nurses and other health care staff, the Company has experienced occasional staffing shortages at certain of its offices, and an increase in competition, or a decline in its ability to meet its staffing needs, in the future could have a material adverse effect on the Company's profitability and on the Company's ability to maintain or increase its patient base at certain or all of its branch offices.

LIABILITY AND INSURANCE

         The Company's services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects. The Company has from time to time been subject to such suits in the ordinary course of its business. There can be no assurance that future claims will not be made or that such claims, if made, will not materially and adversely affect the Company's business or financial condition. The Company currently maintains liability insurance in the amount of $2.0 million per occurrence and $6.0 million in the aggregate. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, while the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and financial condition. Claims against the Company, regardless of their merits or eventual outcome, also may have a material adverse effect upon the Company's reputation and business.


COMPETITION

         The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. The Company believes that the programs provided, the quality of care and service provided, reputation, and the level of charges for services are significant competitive factors. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates (for example, CON's in New York State) that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.


EMPLOYEES

         As of December 31, 1996, the Company had more than 3,000 employees. The Company believes that its employee relations are good. None of the Company's employees is represented by a labor union.


PATENTS AND TRADEMARKS

         The Company has no material patents or trademarks.

BACKLOG OF ORDERS AND INVENTORY

         The Company has no backlog of orders.

OTHER

         The Company does not have significant research and development expenditures. The Company's business is not significantly seasonal in nature.

RISK FACTORS

         The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully provide home health care services to its customers and to successfully collect for such services. Inherent in this process are a number of factors that the Company must carefully manage in order to be successful. Some of these factors are: obtaining sufficient cash flow from operations to meet its debt service and pay vendors on a timely basis; complying with the financial covenants in its revolving line of credit, subordinated credit facility and accounts receivable securitization program so the banks would not have the right to declare the amounts outstanding under such facilities immediately due and payable; competing effectively with other home health care providers; establishing and maintaining close working relationships with home care and social service agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers; obtaining adequate reimbursement from third party payors; complying with applicable law regarding the health care industry; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals and maintaining adequate liability insurance. The failure to manage such risks successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.           PROPERTIES

         The following table sets forth the branch offices of the Company in each of its markets.

                                                                     Date Opened        Lease
                                                                     or Business       Square
Location                                                               Acquired        Footage
--------                                                               --------        -------

HARTSDALE, NY                                                            5/86           5,968

LONG ISLAND, NY
Brooklyn                                                                 1/88           3,215
Queens                                                                   3/89           4,860
Nassau                                                                   3/89           5,350
Suffolk                                                                  3/89           2,118

GREATER METROPOLITAN NEW YORK
Manhattan                                                                5/86           5,305
Bronx                                                                    5/86           2,275
Scarsdale                                                                5/86           5,854
Peekskill                                                                5/86           1,250
                                                                         2/92          13,743
CONNECTICUT
Hartford                                                                 1/88           3,476
Hartford (Corporate Headquarters)                                        5/86           7,425
Bridgeport                                                               1/92           2,061
New Haven                                                                8/92           1,224


UPSTATE NEW YORK
Kingston                                                                 4/92           2,600
Latham                                                                   4/92           4,770

PENNSYLVANIA
Philadelphia                                                             7/90           6,000
Pittsburgh*                                                              9/92          14,816

NEW JERSEY
Allendale *                                                              8/92           1,224


* Significant portion of facility unused as result of the sale and closure of the IV therapy business. Future facilities cost for IV related activities have been included in restructure reserve. The Pittsburgh lease expires in September 1997 and the Allendale lease expires January 1998.

         The Company's headquarters are located in Hartford, Connecticut. The Company's nursing services are provided by staff located at the branch offices in the Company's markets. All facilities are leased with various expiration dates through the year 2000.

         The Company regularly evaluates the suitability of each location and overall adequacy of its various branch offices in regards to the impact on the efficient operation of the business.

ITEM 3. LEGAL PROCEEDINGS

         The Company was involved in the following litigation, all of which has been settled. See also Note 8 to the Company's consolidated financial statements.

         HIPS LITIGATION. The Company reached a settlement in November 1996 in HIPS v. USHC Infusion, et al (Supreme Court, State of New York, New York County), a suit brought in July 1993 by Home Infusion Pharmaceutical Services, Inc. ("HIPS") to enforce the payment of promissory notes in the face amount of $4.5 million and approximately $880,000 in consulting fees in connection with the acquisition (the "Acquisition") of assets from HIPS and its affiliate Abel Health Management Services, Inc. and their principal, Edward J. Abel.

         KINGSLAND LITIGATION. The Company reached a settlement in November 1996 in Kingsland Associates v. Abel Health Management Services, Inc. and U.S. HomeCare Infusion Therapy Products Corporation (Supreme Court of the State of New York, Nassau County), a suit which also arose from the Acquisition which sought in excess of $375,000 in rent, damages, attorneys' fees and rent escalation amounts.

         DEBENTURE LITIGATION. The Company reached a settlement in February 1997 in Smith, Katz and Cole v. U.S. HomeCare Corporation, et al. (Supreme Court of the State of New York, Nassau County), a suit which arose from the 1986 acquisition of Reliable Nurses Aides of Westchester, Inc. which sought $284,000 of principal payments plus interest at the rate of 9% per annum from June 1987 on a series of subordinated debentures which had been issued by the Company as consideration in the acquisition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "USHO." The following table presents the quarterly high and low bid quotations, as reported by the Nasdaq National Market for 1995 and through the second quarter of 1996; quotations for third and fourth quarter 1996 were as reported by on-line services monitoring the OTC Bulletin Board. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                         1996                         1995
                                                         -----                        ----
                                                High             Low           High             Low
                                                ----             ---           ----             ---
First Quarter                                 $2.500          $1.625         $3.625          $1.625
Second Quarter                                $2.625          $1.625          2.875           1.625

Third Quarter                                 $2.250          $1.250          2.875           1.875

Fourth Quarter                                $1.250          $0.500          3.000           1.750


         On March 27, 1997, the last reported sales price for the Company's Common Stock on the OTC Market was $1.31 per share.


HOLDERS

         At December 31, 1996, there were approximately 408 record holders of Common Stock.


DIVIDENDS

         The Company has never declared or paid any cash dividends on its capital stock. In addition, the Company's RLOC (as defined below) prohibits the payment of cash dividends on the Company's capital stock without prior consent. The Company currently intends to retain all earnings for the operation of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company pays dividends on its outstanding $35.00 6% Convertible Preferred Stock, $1.00 par value (the "$35.00 Preferred") through the issuance of shares of Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The financial data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations and balance sheet data for the years ended December 31, 1994, 1995 and 1996 and at December 31, 1995 and 1996 respectively, have been derived from the Company's audited consolidated financial statements, and are included elsewhere herein.

                                                                                YEAR ENDED DECEMBER 31,(1)
                                                          1992          1993               1994            1995             1996
                                                          ----          ----               ----            ----             ----
                                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                             $ 58,992     $ 62,637            $ 56,351       $ 56,450        $ 56,483
Cost of revenues                                           34,203       42,016              38,295         37,605          39,213
                                                         --------     --------            --------       --------        --------
Gross profit                                               24,789       20,621              18,056         18,845          17,270

Selling, general and administrative expenses               16,099       25,436              27,382         18,607          19,016
Provision for litigation settlement                             0            0               2,000(2)           0               0
Amortization and depreciation                               1,688        5,166               4,875          2,208           1,943
Restructuring and other non-recurring charges                   0            0               7,650              0           3,619
                                                         --------     --------            --------       --------        --------
Earnings (loss) from continuing operations                  7,002       (9,981)            (23,851)        (1,970)         (7,308)
Interest expense                                                         1,398               1,423            870           1,092
                                                         --------     --------            --------       --------        --------
Earnings (loss) from continuing operations before           7,002      (11,379)            (25,274)        (2,840)         (8,400)
provisions (benefit) for
  income taxes
Provision (benefit) for income taxes                        3,170       (3,606)               (219)           154             150
Discontinued operations:
Income (loss) from discontinued operations                    268          637              (1,710)         1,196          (1,464)
Loss on sale of IV therapy business                                                                                       (13,779)
                                                         --------     --------            --------       --------        --------
Net earnings (loss)                                      $  4,100     $ (7,136)           $(26,765)      $ (1,798)       $(23,793)
                                                         ========     ========            ========       ========        ========

Earnings (loss) per share:(3)
Income (loss) from continuing operations                 $    .48     $   (.94)           $  (3.04)      $   (.37)       $   (.96)
Discontinued operations:
     Income (loss) from discontinued
operations                                                    .03          .07                (.21)           .15            (.17)
     Loss on disposal of IV therapy business                    0            0                   0              0           (1.55)
                                                         --------     --------            --------       --------        --------
Net income (loss) per share                              $    .51     $   (.87)           $  (3.25)      $   (.22)       $  (2.68)
                                                         ========     ========            ========       ========        ========

Weighted average common shares
outstanding                                                 8,020        8,244               8,247          8,180           8,868
                                                         ========     ========            ========       ========        ========

BALANCE SHEET DATA:
Net accounts receivable                                  $ 32,023     $ 24,024(4)         $ 13,382(4)    $ 15,480(4)     $  7,925(4)
Working capital (deficit)                                  25,145       19,338              (6,547)         8,186          (3,511)
Total assets                                               67,710       64,662              43,681         38,441          15,545
Short-term debt                                             3,429        2,747               6,729          1,119             346
Long-term debt (less current portion)                      11,495       17,561               9,282         12,524           7,983
Stockholders' equity (deficit)                             40,544       33,408               8,593         15,915          (7,055)

---------------------

 (1) For all periods reported, the IV therapy business has been treated as a discontinued operation.

 (2) Represents the portion of the settlement of a class action suit paid by the Company.

 (3) For all periods reported, earnings per share on both a primary and fully diluted basis were identical.

 (4) Reflects the sale of approximately $7.8 million, $9.7 million, $8.9 million and $7.5 million at December 31, 1993, 1994, 1995 and 1996, respectively, of accounts receivable pursuant to the Company's Securitization Program (as defined below), which resulted in a reduction in accounts receivable carried on the Balance Sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and under "Risk Factors."

GENERAL

         The Company was formed in April 1986 to acquire a home health care company operating primarily through five nursing service offices in New York City and Westchester County with net revenues of approximately $8.8 million for the year ended May 31, 1986. Following its formation in 1986, the Company expanded through a strategy of internal growth, the opening of new branch offices, selected acquisitions within its region and the introduction of new services and programs, including infusion therapy which was added in 1989.

         In 1992, the Company adopted an accelerated expansion strategy, opened offices in a number of new geographic markets, developed a new and sizeable base of Medicare business in South Florida, and, in late 1992, consummated a significant infusion therapy acquisition in the greater New York metropolitan area. Management underestimated the financial, managerial and system resources necessary to execute its expansion strategy. As a result, the Company failed to successfully implement its expansion strategy and began to incur operating losses in the second quarter of 1993.

         In August 1994, the Company announced an extensive restructuring plan, which included the closing of its development-stage offices outside of its core markets, the consolidation of its infusion therapy pharmacy facilities from five to two, and the sale of its South Florida operations which was completed in December 1995. Despite these actions, the Company continued to incur operating losses in 1994, 1995 and the first three quarters of 1996.

         At the end of September 1996, the Company undertook a series of steps to improve operating results, restore financial health and focus on building its core home nursing services business. First, the Company engaged a team of experienced turnaround specialists to improve the operating and financial performance of the Company. During the fourth quarter of 1996, corporate overhead was reduced by more than $4 million per annum and branch level overhead and direct costs were reduced by more than $2.5 million per annum. Second, the Company sold the business and operating assets of its troubled home infusion therapy operations as of October 1, 1996. Finally, the Company settled all of its material litigation and reduced the borrowings under the Company's revolving credit facility from $8.9 million on September 30, 1996 to $5.0 million on December 31, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net revenues from continuing (nursing) operations were $56.5 million in both 1996 and 1995.

         Cost of revenues as a percentage of net revenues increased to 69.4% in 1996 as compared to 66.6% in 1995. The increase in cost of revenues reflected increased workers compensation insurance expense, additional employee benefit expense, and changes in the mix of direct labor.

         Operating expense increased by $3.8 million or 18.3% to $24.6 million in 1996 compared to $20.8 million for 1995. This increase primarily reflecting a restructuring charge in the third and fourth quarters of 1996 of $3.6 million, a decline in depreciation and amortization expense of $.3 million and an increase in selling, general and administrative expenses of $.4 million. The increase in SG&A costs reflected increased workers compensation insurance expense, increased employee benefits expense, information systems expense and an increase in personnel and related costs during the first nine months of 1996, offset by the expense reductions achieved by the restructuring program initiated in late September 1996.

         The restructuring steps that the Company undertook at the end of September 1996 resulted in the following. On October 31, 1996, the Company completed the sale of certain assets (not including accounts receivable) of its IV therapy business for approximately $2.0 million in cash. The sale had an effective date of October 1, 1996. As a result of the sale the operations of the IV therapy business has been treated as a discontinued operation. The Company recorded a loss on disposal of the IV therapy business of $13.8 million. Such loss on sale, which was net of the cash proceeds of the sale of approximately $2,000,000, included (1) a write-off of $11.6 million of goodwill and other intangible assets, (2) additional provisions for losses on accounts receivable of $2.6 million, and (3) $1.6 million related to a charge for severance and other anticipated costs during the phase out period. The Company also recorded a provision for restructuring and other nonrecurring charges of $3.6 million which was comprised of: severance of $.6 million, turnaround consultants' compensation of $1.9 million, an increase in 1994 restructuring reserve of $.5 million and other restructuring costs of $.6 million (including assets write-offs and lease costs). The reserve established for compensation for the turnaround consultants includes a monthly cash retainer totaling $.4 million through September 1997 and significant performance based equity incentives valued at approximately $1.5 million. The balance of the 1996 reserve for restructuring and other nonrecurring charges was approximately $2.7 million at December 31, 1996.

         Interest expense was $1.1 million in 1996 or 25.5% higher than in 1995. The increase reflects the result of the increased average borrowings under the Company's bank facilities in 1996.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Net revenues from continuing operations for 1995 were $56.5 million compared to $56.4 million for 1994.

         Cost of revenues as a percentage of net revenues declined to 66.6% in 1995 as compared to 68.0% in 1994 reflecting the impact of payor mix changes.

         Operating expense decreased by $21.1 million, or 50.3%, to $20.8 million in 1995. This decrease reflected cost cutting actions in 1995 as well as bad debt, litigation and restructuring reserves taken in 1994 which did not substantially reoccur in 1995.

         Net interest expense was $0.9 million in 1995 or 38.9% lower than in 1994. The decrease was the result of decreased average borrowing under the Company's bank facilities in 1995, as well as decreased interest charges in connection with equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had cash and cash equivalents of approximately $.6 million. Working capital (deficit) decreased by $11.7 million, from $8.2 million at December 31, 1995 to a working capital (deficit) of ($3.5) million at December 31, 1996. The decrease in net working capital was primarily a result of a reduction in accounts receivable and an increase in accrued expenses and restructuring reserves.

         The reduction in net accounts receivable resulted primarily from the reduction of receivables from the Company's discontinued infusion therapy operations. The Company sold its infusion therapy operations on October 31, 1996. The Company retained its infusion therapy accounts receivable in connection with the sale. Infusion therapy receivables (including off balance sheet receivables which were sold under the securitization program) were $11.0 million on December 31, 1995 and $2.0 million on December 31, 1996.

         Trade accounts payable declined from $4.2 million at December 31, 1995 to $3.2 million at December 31, 1996 reflecting the discontinuance of the Company's infusion therapy business and the settlement and extension of certain accounts payable.

         Accrued expenses increased from $2.2 million at December 31, 1995 to $4.5 million at December 31, 1996, resulting primarily from an increase in accruals relating to workers compensation insurance and Medicare cost report liabilities.

         Cash flow from operating activities for the year ended December 31, 1996 improved $11.2 million to $6.0 million from ($5.2) million for the year ended December 31, 1995. This improvement was principally due to the proceeds of the IV therapy sale, the subsequent collection of the IV related accounts receivable retained by the Company, improvement in collection of nursing receivables and a reduction in cash payments on the 1994 restructuring charges. Cash flow from financing activities was ($5.2) million for the year ended December 31, 1996, compared to $4.9 million for the year ended December 31, 1995. Financing activities in 1995 reflect the issuance of $8.7 million of preferred stock.

         The Company has a revolving line of credit ("RLOC"), with availability based upon a stated formula applied to "eligible" accounts receivable balances. Borrowings bear interest at the higher of the bank's prime rate plus 2.0% or the federal funds rate plus 1.0%. Remaining availability under the RLOC at December 31, 1996 was $1.6 million. Borrowings under the RLOC are collateralized by substantially all of the Company's assets. The terms of the RLOC provide, among other things, for prepayments in the event that the Company's formula based borrowing capacity is reduced, for maintenance of certain financial ratios and limitations on capital expenditures, acquisitions, and cash dividends. On March 25, 1997 the RLOC agreement was amended and restated to include a revised maturity date of January 2, 1998, and an increase in the interest rate of 1% on July 1, 1997 and an additional increase of 1% on October 1, 1997. In connection with the revised agreement the banks were issued warrants to purchase 178,000 shares of the Company's Common Stock at $1.5969 per share.

         The Company has a $3.0 million subordinated credit facility the ("Subordinated Credit Facility") with a commercial bank. The Subordinated Credit Facility is 100% guaranteed by the Connecticut Development Authority ("CDA"). On March 25, 1997 the maturity of the Subordinated Credit Facility was extended to January 15, 1998 and the CDA guarantee was extended to January 30, 1998. In connection with the October 1995 issuance of the CDA guarantee, the Company agreed to issue additional warrants (the "Additional Warrants") to the CDA to purchase 735,000 shares of the Company's common stock for $1.5969 per share if the guarantee was not released by April 30, 1997. As a result of the extension of the CDA guarantee to January 30, 1998 the Company issued the Additional Warrants to the CDA on March 25, 1997.

         The Company has a Receivables Purchase and Servicing Agreement (the "Securitization Program"), which allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $10.0 million. The net proceeds from the sale of accounts receivable through the Securitization Program at December 31, 1996 were $7.5 million. On March 27, 1997 the maturity date of the Securitization Program was extended to January 2, 1998.

         Sales of substantial amounts of Common Stock in the public market in the future could adversely affect the prevailing market price of the Company's Common Stock. As outlined above, on March 25 and March 27, 1997, the Company issued Warrants exercisable for an aggregate of 913,000 shares of Common Stock exercisable at $1.5969 per share to its RLOC banks and the CDA. In addition, during 1996 the Company issued or committed to issue an aggregate of 644,000 shares in exchange for the cancellation of certain of the Company's obligations (the "Common Shares"). The foregoing securities are all restricted securities within the definition of Rule 144 and are subject to certain resale provisions relating to the manner and notice of sale, availability of current public information about the Company and volume limitations. The holders of the foregoing securities are entitled to have such shares registered by the Company under the Securities Act of 1933, as amended. The Company intends to file a registration statement registering approximately 11,900,000 shares of Common Stock for resale in the second quarter of 1997 and plans to keep such registration statement effective for a minimum of three years.

         In order to fund operations during 1995 and 1996, the Company issued securities and borrowed funds. The Company during the first three quarters of 1996 operated under severe cash flow pressure primarily because collections of accounts receivable did not meet expectations. The Company believes that its cash position and liquidity will continue to require careful management for the foreseeable future. Cash availability improved during the last quarter of 1996 and the Company expects this improvement to continue during 1997.

         The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1997. Beyond 1997, the Company believes that it will need to extend or replace its existing credit facilities to ensure sufficient funding of the Company's operations.

QUARTERLY INFORMATION

         The following table presents unaudited financial data for the eight quarters beginning January 1, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary have been made to present fairly the following selected quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein.

                                               FIRST           SECOND            THIRD               FOURTH
                                              QUARTER          QUARTER           QUARTER             QUARTER
                                              -------          -------           -------             -------
                                                      (Amounts in thousands, except per share data)
1996
Net revenues ........................        $ 14,262         $ 14,481         $ 13,557         $ 14,183
Income/(loss) from
continuing operations before interest
and income taxes ....................            (423)            (242)          (8,300)           1,657
Income/(loss) from discontinued
operations ..........................             171              (62)         (14,452)            (900)
Net income (loss) ...................            (567)            (608)         (23,073)             455
Income (loss) per share(2)...........        $   (.07)        $   (.07)        $  (2.54)        $    .05
1995
Net revenues ........................          13,581           14,296           13,937           14,636
(Loss) from continuing operations
before interest and income taxes ....            (887)            (342)            (301)            (440)
Income from discontinued operations .             135              206              336              519
Net loss ............................            (974)            (337)            (190)            (297)
Loss per share(2)....................        $   (.12)        $   (.04)        $   (.02)        $   (.04)

-------------------
(2) The sum of the quarterly amounts does not equal the annual total due to rounding.

During the fourth quarter of 1996, the company recorded an adjustment to reduce its provision for restructuring and other non-recurring charges by $.9 million based upon a reevaluation of the cost of such reorganization. Also, in the fourth quarter of 1996 the Company increased its loss on discontinued operations by $.9 million to adjust its estimate for uncollectable IV therapy receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by the item is set forth in the Consolidated Financial Statements on F-1 through F-18 and in the Financial Statement Schedule in S-1 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company and their ages are as follows:

Name                                                      Age          Position with the Company
----                                                      ---          -------------------------
Jay C. Huffard (2)                                        55           Interim President, Chief Executive Officer, Chairman
                                                                       of the Board and Director

Gerald J. Boisvert, Jr.                                   38           Vice President, Finance and Administration, and Chief
                                                                       Financial Officer

Hadley C. Ford (3)(4)                                     61           Director

John R. Gunn (1)(3)                                       53           Director

W. Wallace McDowell, Jr.(2)(4)                            60           Director

Shawkat Raslan (2)(3)                                     45           Director

Susan S. Robfogel, Esq.(1)(4)                             54           Director


-----------------------

 (1)     Member of the Nominating Committee of which Ms. Robfogel is
         Chairperson.
 (2)     Member of the Executive Committee of which Mr. Huffard is Chairperson.
 (3)     Member of the Audit Committee of which Mr. Gunn is Chairperson.
 (4)     Member of the Compensation Committee of which Mr. McDowell is
         Chairperson.

     The Company's directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. Each director who is not an employee of the Company receives an annual retainer of $10,000 as compensation for services as a director, except for Mr. Huffard who receives an additional annual fee of $40,000 for his services as Chairman of the Board. Each director who is not an employee of the Company also receives a fee of $1,000 for attending each regular or special meeting of the Board or of its committees. The non-employee directors are also reimbursed for expenses incurred in connection with performing their respective duties as directors of the Company. Directors who are employees receive no additional compensation for their services as directors of the Company. During 1995, the Board did not receive its $10,000 retainer and meeting fees. The Company satisfied the 1995 amounts as well as the 1996 amounts due during 1996 through the issuance of shares of Common Stock equal in value to such fees.

     Jay C. Huffard has been a director of the Company since 1988, Chairman of the Board of Directors since July 1991, and interim President and Chief Executive Officer since October 1996. Since 1988, Mr. Huffard has been Managing Director of Huffard & Co. L.P. From 1987 to 1988, he was Chief of Staff to the Chairman of The Equitable. From 1980 to 1988, Mr. Huffard served in various executive capacities at Donaldson, Lufkin & Jenrette Securities Corporation, including Executive Vice President and Managing Director, and Chairman or Chief Executive of certain direct or indirect subsidiaries thereof. Since 1993 Mr. Huffard has been a Managing Director and Principal of Prima Management Corp., a direct investment firm.

         Gerald J. Boisvert, Jr. served as Vice President, Finance during April 1996, Vice President, Finance & Chief Financial Officer from May 1996 to November 1996 and Vice President, Finance and Administration & Chief Financial Officer of the Company since December 1996. Prior to joining the Company, Mr. Boisvert was Senior Vice President, Finance & Chief Financial Officer of Windham Hospital from August 1992 to April 1996 and Executive Vice President, Finance and Administration at Alden Design, Inc. from April 1988 to August 1992. Prior to April 1988 Mr. Boisvert was a Senior Manager with Ernst & Whinney. Mr. Boisvert is a Certified Public Accountant.

         W. Wallace McDowell, Jr., has been a director of the Company since August 1992. Since December 1994, Mr. McDowell has been a private investor. From January 1991 to December 1994 Mr. McDowell has been a Managing Director of MLGAL Partners, L.P., the General Partner of an investment partnership concentrating on leveraged transactions. From 1983 to 1990, Mr. McDowell was Chairman and Chief Executive Officer of The Prospect Group, Inc., a public diversified holding company. He serves as a director of Children's Discovery Centers of America, Inc., Jack Morton Productions, and Grossman's, Inc., and is Chairman of Interactive Technologies, Inc. In addition, Mr. McDowell is a Trustee of The Excelsior Funds, a family of mutual funds.

         Hadley C. Ford has been a director of the Company since November 1994. Mr. Ford currently is a Senior Advisor to insurance industry clients of Andersen Consulting. From 1965 until his retirement in 1992, Mr. Ford was with Booz, Allen & Hamilton, Inc., whose insurance industry consulting practice he founded, in various executive capacities including Senior Vice President, director and member of its Operating Council. Mr. Ford serves as non-executive Chairman of the Board of Gryphon Holdings, Inc., Chairman of the Board of the American Federation for Aging Research, and is a director and officer of the Atlantic Salmon Federation (U.S.). In addition, Mr. Ford is a trustee of Helen Keller International.

     John R. Gunn has been a director of the Company since September 1994. Since 1987, Mr. Gunn has served as the Executive Vice President and Chief Operating Officer of Memorial Sloan-Kettering Cancer Center, where he has served in various executive capacities since 1982. Previously, he was the Vice President of Finance at Michael Reese Medical Center. Mr. Gunn serves as a board member of several companies and associations, including the Greater New York Hospital Association, Empire Blue Cross & Blue Shield, Hospital Association of New York and Memorial Sloan-Kettering Cancer Center.

     Shawkat Raslan has been a director of the Company since December 1991. Since 1983, Mr. Raslan has been President and Chief Executive Officer of International Resource Holdings, Inc., an asset management and investment advisory service for international clients. He serves as a director of several companies, including Apogee Inc., a mental health rehabilitation company, Foster Management, a health care investment fund, and Tiedemann Goodnow International an equity fund. Since 1993, Mr. Raslan has been a Managing Director and Principal of Prima Management Corp., a direct investment firm.

         Susan S. Robfogel, Esq. has been a director of the Company since July 1991. Ms. Robfogel is a partner in the law firm of Nixon, Hargrave, Devans & Doyle with which she has been associated since October 1985, and is Chair of the Health Services Practice Group. Ms. Robfogel is a member of the visiting committee of the University of Rochester School of Medicine and Dentistry. Ms. Robfogel serves on the New York State Data Protection Review Board for the Commissioner of Health.

Section 16(a) Beneficial Ownership Reporting Compliance

        Mr. Boisvert, the Company's Chief Financial Officer, did not timely report one transaction during 1996, which transaction occurred on December 30, 1996. It was subsequently reported on Mr. Boisvert's Form 5, Annual Statement of Changes in Beneficial Ownership, filed for the year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term compensation paid by the Company during the 1996 fiscal years to all individuals serving as the Company's chief executive officer or acting in a similar capacity during 1996 and the other highest paid executive officers of the Company whose compensation was in excess of $100,000 as of the end of the last fiscal year (collectively, the "Named Executive Officers"):

                                                        Annual                        Long-Term
                                                     Compensation                   Compensation
                                        -----------------------------------------------------------------------------------

                                                                                     Securities
                                                              Other Annual           Underlying             All Other
Name and Principal              Year         Salary           Compensation         Options Granted        Compensation
Position                                       ($)                ($)                    (#)                   ($)
---------------------------------------------------------------------------------------------------------------------------
Jay C. Huffard..............    1996          108,000(1)                  0                      0                    0
Interim President, Chief        1995           72,000(2)                  0                      0                    0
Executive Officer,              1994           62,000(18)                 0                125,000(3)                 0
Chairman and Director

G. Robert O'Brien...........    1996          341,421(4)                  0                      0               53,125(5)
President, Chief                1995          350,000                65,864(6)             700,000(7)                86(8)
Executive Officer and           1994          125,360(9)             16,472(10)                N/A                  N/A
Director

Gerald J. Boisvert, Jr......    1996           86,721(11)                 0                150,000(12)                0
Vice President, Finance and     1995              N/A                   N/A                    N/A                  N/A
Administration & Chief          1994              N/A                   N/A                    N/A                  N/A
Financial Officer

Stephen H. Matheson.........    1996         199,650(13)                  0                      0               15,625(14)
Vice President, Finance and     1995         176,603(15)                  0                200,000(16)           20,000(17)
Chief Administrative Officer    1994             N/A                    N/A                    N/A                  N/A

------------------

 (1) Mr. Huffard was appointed Interim President and Chief Executive Officer of the Company in October 1996. The figure of $108,000 includes Mr. Huffard's actual earnings for the period from October 1, 1996 to December 31, 1996 of $15,000. For the period January to December 1996, he received $40,000 in compensation for his role as chairman of the Company and $28,000 in compensation for his role as a director of the Company. Mr. Huffard received an additional $25,000 for additional services rendered to the Company. Of the $108,000 paid to Mr. Huffard in 1996, $55,000 was paid in cash and $53,000 in Common Stock of the Company.

 (2) The figure of $72,000 includes $40,000 in cash received in compensation for his role as chairman of the Company and $32,000 in Common Stock of the Company received in compensation for his role as director of the Company.

 (3) Mr. Huffard's options include an option to purchase 25,000 shares of Common Stock pursuant to the 1994 Director Stock Option Plan and an option to purchase 100,000 shares of Common Stock pursuant to the 1990 Plan.

 (4) The figure of $341,421 includes Mr. O'Brien's actual earnings as President and Chief Executive Officer of the Company for the period from January 1, 1996 to October 14, 1996 of $293,296 and $48,125 in
         compensation as a consultant to the Company pursuant to a Settlement Agreement and Mutual Release, dated October 14, 1996 (the "O'Brien Agreement").

 (5)     Represents a stock award pursuant to the O'Brien Agreement.

 (6)     Represents car services and certain relocation expenses.

 (7) Mr. O'Brien's options consist of an incentive stock option for 114,284 shares of Common Stock and a non-statutory stock option for 585,716 shares of Common Stock, both granted pursuant to the 1990 Plan.

 (8)     Represents term life insurance premiums paid in 1994.

 (9) Mr. O'Brien was appointed President and Chief Executive Office of the Company in August 1994. The figure of $125,360 includes Mr. O'Brien's actual earnings for the period from August 29, 1994 to December 31, 1994 of $107,693, based on his annual salary of $350,000. For the period January to August 1994 which preceded his appointment as President and Chief Executive Officer, he received $17,667 in compensation for his role as a director of the Company.

 (10)    Represents car services.

 (11) Mr. Boisvert, Jr. was appointed Vice President, Finance and Administration in April 1996 and Chief Financial Officer of the Company in May 1996. The figure of $86,721 represents Mr. Boisvert's actual earnings for the period from April 8, 1996 to December 31, 1996, based on his annual salary of 125,000.

 (12)    Granted pursuant to the 1995 Stock Option/ Stock Issuance Plan.

 (13) The figure of $199,650 includes Mr. Matheson's actual earnings as Vice President, Finance and Chief Administrative Officer of the company for the period from January 1, 1996 to October 14, 1996 of $163,088 and $36,562 pursuant to a Settlement Agreement and Mutual Release, dated October 14, 1996 (the "Matheson Agreement").

 (14)    Represents a stock award pursuant to the Matheson Agreement.

 (15) Mr. Matheson was appointed Vice President, Finance and Chief Financial Officer of the Company in February 1995. The figure $176,603 represents Mr. Matheson's actual earnings for the period from February 1, 1995 to December 31, 1995, based on his annual salary of $200,000.

 (16)    Granted pursuant to the 1990 Plan.

 (17)    Represents relocation expenses.

 (18) The figure of $62,000 includes $42,000 received in compensation for his role as Chairman of the Company and $22,000 for his role as a Director of the Company.

EMPLOYMENT ARRANGEMENTS

         Jay C. Huffard's annual compensation as interim President & Chief Executive Officer is $60,000. Mr. Huffard's annual compensation as Chairman of the Board is $40,000.

         Gerald J. Boisvert's annual salary as Vice President, Finance and Administration & Chief Financial Officer of the Company was $125,000 with a target bonus opportunity of $60,000. Stock options to purchase an aggregate of 90,000 shares of Common Stock were granted to Mr. Boisvert on April 8, 1996, the commencement date of his employment with the Company. These options are exercisable at $2.75, the fair market value of the Company's Common Stock on the grant date. On November 13, 1996 these options were cancelled and replaced with 150,000 options exercisable at $1.00 of which 50,000 shares have vested, and the remaining 100,000 shares will vest on November 13, 1997 and 1998 (subject to acceleration of vesting upon an acquisition of the Company by a merger or by a stock or asset sale).

In the event that Mr. Boisvert's employment is terminated, he is entitled to his base salary, on a monthly basis, for nine months.

     In October 1996, the Company entered into a settlement agreement and mutual release with G. Robert O'Brien (the "O'Brien Agreement") whereby Mr. O'Brien resigned his positions as President, Chief Executive Officer and a director of the Company and whereby the Company and Mr.O'Brien settled any outstanding severance obligations and any and all disputes which might exist between them. Pursuant to the O'Brien agreement, the Company shall pay Mr. O'Brien (i) $87,500, to be paid $21,875 per month for four months and (ii) $150,000 to be paid $6,250 per month for the next twenty-four months. The payment of $87,500 is on consideration for, among other things, consulting services for the four month period following Mr. O'Brien's resignation. Pursuant to the O'Brien Agreement, the Company granted Mr. O'Brien a stock award of 85,000 shares of Common Stock pursuant to the terms of Article III of the 1995 Stock Option/Stock Issuance Plan.

     In October 1996, the Company entered into a settlement agreement and mutual release with Stephen H. Matheson (the "Matheson Agreement") whereby Mr. Matheson resigned his positions as Vice President and Chief Administrative Officer of the Company and whereby the Company and Mr. Matheson settled any outstanding severance obligations and any and all disputes which might exist between them. Pursuant to the Matheson agreement, the Company shall pay Mr.Matheson (i) $58,500, to be paid $14,625 per month for four months and (ii) $150,000 to be paid $6,250 per month for four months and (ii) $2,083.33 per month for the next twenty-four months. Pursuant to the Matheson Agreement, the Company granted Mr. Matheson a stock award of 25,000 shares of Common Stock pursuant to the terms of
Article III of the 1995 Stock Option/Stock Issuance Plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table shows, with respect to the Named Executive Officers, certain information concerning the grant of stock options in 1996.

                                  Individual Grants                                       Potential Realizable
                                                                                          Value at Assumed
                                                                                         Annual Rates of Stock
                                                                                         Price Appreciation for
                                                                                           Option Term(1)
-------------------------------------------------------------------------------------------------------------------
        Name                Number of      Percent of         Initial        Expiration        5%            10%
        ----               Securities     Total Options      Exercise           Date          ----          -----
                           Underlying      Granted to          Price         ----------
                             Options      Employees in       ($/Share)
                             Granted     Fiscal Year(2)      --------
                           ----------    --------------
Jay C. Huffard...........    -               -
Gerald J. Boisvert, Jr...   150,000(3)       15.87%           $1.00           12/12/06      $94,334        $239,061

G. Robert O'Brien........    -               -
Stephen H. Matheson......    -               -

--------------

 (1) This column reflects the potential realizable value of each grant assuming that the market value of the Company's stock appreciates at five percent and ten percent annually from the date of grant over the term of the option. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the assumed five percent and ten percent levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.


 (2) Based on options for 945,000 shares granted to employees and directors in 1996 under the Company's 1995 Stock Option/Stock Issuance Plan.

 (3) Mr. Boisvert was initially issued an option on April 8, 1996 to purchase 90,000 shares of the Company's Common Stock at an exercise price of $2.75 per share (the "Initial Option"). The Initial Option had an expiration date of April 8, 2006. The Initial Option was cancelled on December 12, 1996 and the option, set forth in this table, to purchase 150,000 shares of the Company's
         Common Stock was granted. On December 12, 1996 the fair market value of the Common Stock was $0.625.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


         The following table sets forth certain information with respect to the Named Executive Officers regarding stock options during the year ended December 31, 1996. No stock options were exercised by such persons in 1996.

                                                   Number of                                 Value of
                                            Unexercised Options at                         Unexercised
                                                Fiscal Year End                      In-The-Money Options at
                                                                                       Fiscal Year End (1)
Name                                    Exercisable        Unexercisable        Exercisable          Unexercisable
----                                    -----------        -------------        -----------          -------------
Jay C. Huffard......................      45,000              80,000                  0                    0
Gerald J. Boisvert, Jr..............      50,000             100,000                  0                    0
G. Robert O'Brien...................     500,000(2)              0                    0                    0
Stephen H. Matheson.................     150,000(2)              0                    0                    0

--------------------

 (1)     Based on a closing price on the OTC Market of $.6875 per share of
         Common Stock on December 31, 1996, there were       no unexercised
         in-the-money options.
 (2)     Options expired during January 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1996, Messrs. Ford and McDowell and Ms. Robfogel served as members of the Compensation Committee. There were no Compensation Committee interlocks between the Company and any other entity during 1996. Ms. Robfogel is a partner in the law firm of Nixon, Hargrave, Devans & Doyle, which the Company has retained from time to time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 14, 1997 by (i) each director, (ii) each of the Named Executive Officers, (iii) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (iv) all executive officers and directors as a group.

                                                                                                                Percent of
                                                                              Shares Beneficially                 Shares
Name and Address of Beneficial Owner(1)                                            Owned(2)                   Outstanding(2)
-------------------------------------------------------------------        -------------------------       ---------------------
G. Robert O'Brien ...............................................                       638,154(3)                        6.4%

Stephen H. Matheson .............................................                       176,200(4)                        1.8%

Gerald J. Boisvert, Jr. .........................................                        52,000(5)                           *

Jay C. Huffard ..................................................                     1,138,554(6)(7)(8)                 10.8%

W. Wallace McDowell, Jr..........................................                       110,238(7)(9)                     1.2%

Shawkat Raslan ..................................................                       796,548(7)(8)                     7.9%
   c/o International Resources Holdings, Inc.
   770 Lexington Ave
   New York, NY 10021

Susan S. Robfogel................................................                        39,927(7)                           *

John R. Gunn.....................................................                        41,682(7)                           *

Hadley C. Ford...................................................                        74,813(7)(10)                       *

All directors and executive officers as a group (9 persons)......                     2,358,285(11)                      21.3%

W. Edward Massey ................................................                     1,082,367(12)                      11.5%
   173 Spring Valley Road
   Ridgefield, Connecticut 06877

James Laird......................................................                       692,000(13)                       6.8%

Mehdi Ali........................................................                     1,038,000(14)                       9.9%

Prima Partners, L.P..............................................                       709,831(7)                        7.0%
   115 East 69th Street
   New York, New York 10021

Don A. Sanders...................................................                       572,319(15)                       5.7%
   c/o Sanders Morris Mundy Inc.
   3100 Texas Commerce Tower
   Houston, TX 77002


----------------------

*   Less than one percent.

 (1) Except as where noted otherwise, the address of all persons listed is c/o U.S. HomeCare Corporation, 750 Main Street, 12th Floor, Hartford, Connecticut 06103.

 (2) Gives effect to the shares of Common Stock issuable within 60 days after December 31, 1996 upon the conversion of the $35.00 Preferred and the exercise of all options, warrants and other rights beneficially held by the indicated shareholder of that date.

 (3) Includes 29,280 shares of Common Stock issuable upon conversion of 1,464 shares of $35.00 Preferred. Also includes 1,250 shares of Common Stock issuable upon exercise of warrants. Also includes 500,000 shares of Common Stock issuable upon exercise of a stock option pursuant to certain agreements with the Company. Such option was exercisable until January 13, 1997.

 (4) Includes 150,000 shares of Common Stock issuable upon exercise of a stock option pursuant to certain agreements with the Company. Such option was exercisable until January 13, 1997.

 (5) Includes 50,000 shares of Common Stock of the Company granted pursuant to the 1995 Plan. Does not include stock options for 100,000 shares of Common Stock which will not vest within 60 days of December 31, 1996.

 (6) Includes 321,223 shares of Common Stock held by Huffard & Co. L.P., of which Jay C. Huffard, Chairman of the Board and a director of the Company, is managing director of the general partner thereof and stock options for 40,000 shares of Common Stock. Does not include stock options for 60,000 shares which will not vest within 60 days of December 31, 1996.

 (7) Includes 25,000 shares of Common Stock issuable upon exercise of a stock option granted pursuant to the 1995 Plan's Automatic Grant Program for non-employee directors.

 (8) Includes 634,029 shares of Common Stock of the Company issuable upon conversion of 28,928 shares of $35.00 Preferred of the Company held by Prima Partners, L.P. Also includes 37,499 shares of Common Stock issuable upon exercise of warrants issued to Prima Management Corp., the general partner of Prima Partners, L.P. Messrs. Huffard and Raslan are officers, directors and shareholders of Prima Management Corp. and are special limited partners of Prima Partners, L.P.

 (9) Includes 31,320 shares of Common Stock of the Company issuable upon conversion of 1,429 shares of $35.00 Preferred. Also includes 2,501 shares of Common Stock issuable upon exercise of warrants.

 (10) Includes 32,877 shares of Common Stock of the Company issuable upon conversion of 1,500 shares of $35.00 Preferred.

 (11)    See Notes (2) through (10).

 (12) Includes 355,876 shares of Common Stock held by The Lindward Group, of which W. Edward Massey, is a general partner. Also includes 3,984 shares of Common Stock held by Mr. Massey under the Company's ESOP.

 (13) Consists of 692,000 shares of Common Stock issuable upon exercise of a stock option of which options to purchase 230,667 shares of Common Stock were vested as of December 31, 1996 and options to purchase 461,333 shares of Common Stock vest within 60 days of December 31, 1996, upon satisfaction of certain financial performance criteria as determined by the Company's board of directors. The board of directors has determined that such certain financial performance criteria has been met.

 (14) Consists of 1,038,000 shares of Common stock issuable upon exercise of a stock option of which options to purchase 346,000 shares of Common Stock were vested as of December 31, 1996 and options to purchase 692,000 shares of Common Stock vest within 60 days of December 31, 1996, upon satisfaction of certain financial performance criteria as determined by the Company's board of directors. The board of directors has determined that such certain financial performance criteria has been met.

 (15) Includes 428,580 shares of Common Stock issuable upon conversion of 21,429 shares of $35.00 Preferred and 2,501 shares of Common Stock issuable upon exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

         For information regarding employment and severance agreement. (See Employment Arrangements)

         Ms. Robfogel is a partner in the law firm of Nixon, Hargrave, Devans & Doyle, which the Company has retained from time to time.

                                     PART IV


ITEM 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                      FORM 8-K.
--------------------------------------------------------------------------------
Exhibit
Number

1. Financial Statement and Schedules. The Financial Statements and Financial Statement Schedules required to be included in this report are listed on page F-1 hereof and attached hereto on pages F-2 through F-18 and S-1. All other required schedules have been omitted because the required information is shown in the consolidated financial statements or the notes thereto.

(b)                   Reports on Form 8-K
                      None.

(c)                   Exhibits Required by Regulation S-K

3(i) Restated Certificate of Incorporation. (Filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

3(i)(a) Certificate of Amendment of Certificate of Incorporation regarding $35.00 6% Convertible Preferred Stock. (Filed as
                      Exhibit 3(i)(a) to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

3(ii) Bylaws. (Filed as Exhibit 3(b) to Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

4.1 Shareholders and Registration Rights Agreement dated as of March 15, 1989. (Filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 (Registration No. 33- 40288) and incorporated herein by reference.)

4.2                   Form of 9% Convertible Subordinated Debenture. (Filed as
                      Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

4.3 Standstill Agreement among Florence Katz, Judith Smith, Steven Cole and Registrant dated February 1, 1988. (Filed as Exhibit 10(i) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

4.4 Stock Purchase Warrant, dated October 6, 1995, granted to The Chase Manhattan Bank.

4.5 Stock Purchase Warrant, dated October 6, 1995, granted to Connecticut Development Authority.

4.6                   Stock Purchase Warrant, dated October 6, 1995, granted to

                      Creditanstalt Bankverein.

4.7 Stock Purchase Warrant, dated March 25, 1997, granted to The Chase Manhattan Bank.

4.8 Stock Purchase Warrant, date March 25, 1997, granted to Connecticut Development Authority.

4.9 Stock Purchase Warrant, dated March 25, 1997, granted to Creditanstalt Bankverin.

10.1 Credit Facility with Bank of New York Commercial Corporation, dated March 15, 1989 and related amendments dated February 6, 1991 and April 25, 1991. (Filed as
                      Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

10.2 1991 Employee Stock Purchase Plan. (Filed as Exhibit 10(m) to the Registrant's Registration Statement on Form S- 1 (Registration No. 33-45748) and incorporated herein by reference.)

10.3                  Agreement of Lease dated February 28, 1991. (Filed as
                      Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

10.4 Letter of Intent dated February 12, 1992 with the Bank of New York to extend and amend Revolving Credit and Security Agreement included as Exhibit 4. (Filed as Exhibit 10(o) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-45748) and incorporated herein by reference.)

10.5                  Employee Stock Ownership Plan, as amended. (Filed as
                      Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

10.6                  1995 Stock Option/Stock Issuance Plan.

10.7 401(k) Plan, as amended. (Filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

10.8 Lease Agreement dated January 31, 1992. (Filed as Exhibit 10(n) to the Registrant's Registration Statement on Form S- 1 (Registration No. 33-45748) and incorporated herein by reference.)

10.9 Lease Agreement dated July 28, 1988. (Filed as Exhibit 10(e) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

10.10 Credit facility with The Chase Manhattan Bank dated March 19, 1993. (Filed as Exhibit 19 to the Registrant's Form 10- K for the year ended December 31, 1992 and incorporated herein by reference.)

10.11 Lease Agreement dated May 18, 1992. (Filed as Exhibit 20 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.12 Lease Agreement dated July 1, 1992. (Filed as Exhibit 21 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.13 Lease Agreement dated August 1, 1992. (Filed as Exhibit 22 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.14 Lease Agreement dated November 18, 1992. (Filed as Exhibit 23 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.15 Amendment No. 1 to Credit facility with The Chase Manhattan Bank dated November 8, 1993. (Filed as Exhibit 24 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10.16 Letter Agreement with The Chase Manhattan Bank dated March 28, 1994. (Filed as Exhibit 25 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10.17 Stock Purchase Agreement for $35 6% Convertible Preferred Stock, dated January 31, 1995. (Filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

10.18 Employment Agreement of Stephen H. Matheson, dated January 27, 1995. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

10.19 Amendment No. 4 to Credit facility with The Chase Manhattan Bank, dated January 31, 1995. (Filed as Exhibit
                      10.20 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

10.20                 Form of Stock Purchase Warrant, dated February 1, 1995.
                      (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

10.21 Amended and Restated Credit Agreement dated October 6, 1995, among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A. as Agent. (Filed as Exhibit 3 to the Registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.)

10.22 Credit Agreement dated October 6, 1995 among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, and Fleet Bank, National Associate. (Filed as
                      Exhibit 4 to the Registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.)

10.23                 Guarantee Agreement dated October 6, 1995 between

                      Connecticut Development Authority and Fleet Bank, National Association. (Filed as Exhibit 5 to the Registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.)


10.24 Amendment Number 1, dated October 31, 1996, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent.

10.25 Amendment Number 2, dated November 14, 1996 to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent.

10.26 Amendment Number 3, dated March 25, 1997, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent.

10.27 Amendment Number 1, dated November 14, 1996, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, and Fleet Bank, National Associate.

10.28 Amendment Number 2, dated March 25, 1997, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, and Fleet Bank, National Associate.

10.29 Consulting Agreement between Mehdi Ali and U.S. HomeCare Corporation, dated October 2, 1996. (Filed as Exhibit 10
                      (a) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference).

10.30 Consulting Agreement between James Laird and U.S. HomeCare Corporation, dated October 2, 1996. (Filed as Exhibit 10
                      (b) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference).

10.31 Settlement Agreement and Mutual Release between G. Robert O'Brien and U.S. HomeCare Corporation, dated October 14, 1996.

10.32                 Settlement Agreement and Mutual Release between Stephen H.
                      Matheson and U.S. HomeCare Corporation, dated October 14, 1996.

10.33 Asset Purchase Agreement dated as of October 31, 1996 among Transworld Acquisition Corp., Transworld Home HealthCare, Inc., U.S. HomeCare Infusion Therapy Services Corporation of New Jersey, and U.S. HomeCare Corporation.

10.34 Settlement Agreement, dated as of November 25, 1996, between U.S. HomeCare Infusion Therapy Products Corporation and U.S. HomeCare Corporation and Edward J. Abel, Abel Health Management Services, Inc. and Home Infusion Pharmaceutical Services, Inc.

10.35 Settlement Agreement, dated as of November 25, 1996, between U.S. HomeCare Corporation and U.S. HomeCare Infusion Therapy Products Corporation and Kingsland Associates.

11.                   Calculation of Earnings per Share.

21.                   List of Subsidiaries.

27.                   Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. HomeCare Corporation

By:/s/ Jay C. Huffard                                      March 27, 1997
   -------------------------------------
   Jay C. Huffard, Interim President
   and Chief Executive Officer

By:/s/ Gerald J. Boisvert, Jr.                             March 27, 1997
   -------------------------------------
   Gerald J. Boisvert, Jr., Vice
   President, Finance and Administration
   and Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Jay C. Huffard                                      March 27, 1997
   -------------------------------------
   Jay C. Huffard, Interim President,
   Chief Executive Officer and
   Director

By:/s/ W. Wallace McDowell, Jr.                            March 27, 1997
   -------------------------------------
   W. Wallace McDowell, Jr.
   Director

By:/s/ Shawkat Raslan                                      March 27, 1997
   -------------------------------------
   Shawkat Raslan, Director

By:/s/ Susan S. Robfogel                                   March 27, 1997
   -------------------------------------
   Susan S. Robfogel, Director

By:/s/ John R. Gunn                                        March 27, 1997
   -------------------------------------
   John R. Gunn, Director

By:/s/ Hadley C. Ford                                      March 27, 1997
   -------------------------------------
   Hadley C. Ford, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE



Independent Auditors' Report.............................................    F-2


Consolidated Balance Sheets as of
      December 31, 1996 and 1995.........................................    F-3


Consolidated Statements of Operations for the
      years ended December 31, 1996, 1995 and 1994.......................    F-4


Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 1996, 1995 and 1994                       F-5


Consolidated Statements of Cash Flows for the years
      ended December 31, 1996, 1995 and 1994.............................    F-6


Notes to Consolidated Financial Statements...............................    F-7


Schedule II - Valuation and Qualifying Accounts.........................     S-1











All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT

           Board of Directors and Shareholders
           U.S. HomeCare Corporation
           Hartford, Connecticut


           We have audited the accompanying consolidated balance sheets of U.S. HomeCare Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. HomeCare Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



           Deloitte & Touche LLP

           Hartford, Connecticut
           March 27, 1997

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                               December 31,
                                                                          1996             1995
                                                                        --------         --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $    647         $    225
   Accounts receivable, net of allowance
      for doubtful accounts of  $3,843 and $2,960 - Note 2                7,925           15,480
     Other current assets                                                 1,225            2,329
                                                                       --------         --------
             TOTAL CURRENT ASSETS                                         9,797           18,034
                                                                       --------         --------

     PROPERTY AND EQUIPMENT, net                                          2,578            3,875
                                                                       --------         --------

     OTHER ASSETS
       Excess cost over net assets acquired, net
         of accumulated amortization of $653  and $2,496                  1,581           11,669
       Intangible assets, net of accumulated
          amortization of $5,165 and $6,573                                 822            3,735
       Other                                                                767            1,128
                                                                       --------         --------
          TOTAL OTHER ASSETS                                              3,170           16,532
                                                                       --------         --------
       TOTAL ASSETS                                                    $ 15,545         $ 38,441
                                                                       ========         ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       CURRENT LIABILITIES
         Current maturities of long-term debt                          $    346         $  1,119
         Accounts payable                                                 3,175            4,205
         Accrued Expenses - Note 6                                        4,509            2,229
         Reserve for restructuring and other non-recurring charges        3,670            1,172
         Accrued payroll and related costs                                1,608            1,123
                                                                       --------         --------
                 TOTAL CURRENT LIABILITIES                               13,308            9,848
                                                                       --------         --------

     OTHER LIABILITIES
       Bank revolving lines of credit                                     7,980           11,766
       Capital lease obligations and other long-term debt                     3              758
       Other                                                              1,309              154
                                                                       --------         --------
                TOTAL OTHER LIABILITIES                                   9,292           12,678
                                                                       --------         --------
TOTAL LIABILITIES                                                        22,600           22,526
                                                                       --------         --------

COMMITMENT AND CONTINGENCIES - Note 8

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.01 par value,  20,000,000 shares authorized,
  9,130,303 and 8,782,963 shares outstanding                                 94               88
  Preferred stock, $1 par value, 484,000 authorized, 328,569
     shares outstanding                                                     328              328
  Additional paid-in capital                                             44,923           45,688
  Accumulated deficit                                                   (52,400)         (28,607)
  Treasury stock at cost, 0 and 277,936 shares                                0           (1,582)
                                                                       --------         --------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (7,055)          15,915
                                                                       --------         --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                     $ 15,545         $ 38,441
                                                                       ========         ========



See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                    Year Ended December 31
                                                                         -------------------------------------------
                                                                            1996             1995             1994
                                                                          --------         --------         --------
Net revenues                                                              $ 56,483         $ 56,450         $ 56,351

Cost of revenues, primarily payroll and related costs                       39,213           37,605           38,295
                                                                          --------         --------         --------

Gross profit                                                                17,270           18,845           18,056

Operating expenses:
     Selling, general & administrative expenses                             19,016           18,607           27,382
     Provision for litigation settlement                                                                       2,000
     Amortization and depreciation                                           1,943            2,208            4,875
     Restructuring and other non-recurring charges - Note 5                  3,619                             7,650
                                                                          --------         --------         --------
Total operating expenses                                                    24,578           20,815           41,907
                                                                          --------         --------         --------


Loss from continuing operations before interest expense and income
  taxes                                                                     (7,308)          (1,970)         (23,851)

Interest expense                                                             1,092              870            1,423
                                                                          --------         --------         --------

Loss from continuing operations before income taxes                         (8,400)          (2,840)         (25,274)

Income taxes (benefit)                                                         150              154             (219)
                                                                          --------         --------         --------
Loss from continuing operations                                             (8,550)          (2,994)         (25,055)

Discontinued Operations: (Note 1)
     Income (loss) from discontinued operations                             (1,464)           1,196           (1,710)
     Loss on sale of IV therapy business                                   (13,779)
                                                                          --------         --------         --------

Net loss                                                                  $(23,793)        $ (1,798)        $(26,765)
                                                                          ========         ========         ========

Loss per share:
Loss from continuing operations                                           $  (0.96)        $  (0.37)        $  (3.04)
Discontinued Operations:
     Income (loss) from discontinued operation                               (0.17)            0.15            (0.21)
     Loss on sale of IV therapy business                                     (1.55)
                                                                          --------         --------         --------
Net loss  per share                                                       $  (2.68)        $  (0.22)        $  (3.25)
                                                                          ========         ========         ========

Weighted average common shares outstanding                                   8,868            8,180            8,247
                                                                          ========         ========         ========


See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                             Series B
                                   Common Stock            Preferred Stock      Additional      Treasury Stock
                                ------------------       -------------------     Paid-In      ------------------       Accumulated
                                Shares      Amount       Shares       Amount     Capital      Shares      Amount          Deficit
                                ------      ------       ------       ------     -------      ------      ------          -------



Balance, January 1, 1994          8,547      $85          --           --     $ 35,924         (303)     ($2,557)            ($44)

Private placement                    --       --          57         $ 57        1,910           --           --               --

Exercise of options                   5       --          --           --           23           --           --               --

Preferred dividends                  --       --          --           --          (40)          --           --               --

Net loss                             --       --          --           --           --           --           --          (26,765)
                               --------------------------------------------------------------------------------------------------

Balance, December 31, 1994        8,552       85          57           57       37,817         (303)      (2,557)         (26,809)

Private placement                    --       --         271          271        8,391           --           --               --

Purchase of treasury stock from
a related party                      --       --          --           --           --         (200)        (329)              --

Preferred dividends                  --       --          --           --       (1,263)         225        1,304

Stock issued in lieu of cash for
accounts payable settlement         231        3          --           --          545           --           --               --

Stock issued under
Employee Stock Savings Plan          --       --          --           --          198           --           --               --

Net loss                             --       --          --           --           --           --           --           (1,798)
                               --------------------------------------------------------------------------------------------------

Balance, December 31, 1995        8,783       88         328          328       45,688         (278)      (1,582)         (28,607)

Preferred dividends                  95        1                                (1,583)         278        1,582

Stock issued in lieu of cash for
accounts payable settlement         534        5                                   807

Stock issued under
Employee Stock Savings Plan           8                                             11

Net loss                             --       --          --           --           --           --           --          (23,793)
                               --------------------------------------------------------------------------------------------------

Balance, December 31, 1996        9,420      $94         328         $328     $ 44,923           --      $    --         ($52,400)
                               ==================================================================================================

See accompanying notes to consolidated financial statements

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                     Year ended December 31,
                                                                                     -----------------------
                                                                              1996           1995             1994
                                                                              ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                    ($23,793)         ($1,798)      ($26,765)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

        Write-off of goodwill and intangible assets                           11,577
        Depreciation and amortization                                          2,510           3,456           6,612
        Provision for bad debts                                                3,759           1,757           8,046
        Non-cash charges                                                       1,470              59             581
        Deferred income taxes                                                                   (280)            202
        Gain on return of leased assets                                                          (24)
     Changes in operating assets and liabilities:
        Decrease/(increase) in accounts receivable                             3,796          (3,855)          2,596
        Decrease in other current assets                                       1,104           2,301           3,458
        Decrease/(increase) in other assets                                      361            (425)           (425)
        Increase/(decrease) in accounts payable and accrued expenses           2,062          (3,389)          2,290
        Increase/(decrease) in restructuring reserve                           1,494          (3,047)          5,703
        Increase/(decrease) in accrued payroll and related costs                 485              38             (21)
        Increase in other liabilities                                          1,155
                                                                             -------         -------         -------
     Net cash provided by / (used in) operating activities                     5,980          (5,207)          2,277
                                                                             -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

     (Purchases)/disposition of property and equipment, net                     (255)           (114)             16
                                                                             -------         -------         -------

     Net cash (used in)/provided by investing activities                        (255)           (114)             16
                                                                             -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES

     (Payments on)/proceeds from promissory note                                              (2,000)          2,000
     Proceeds from borrowing long-term debt                                                    3,000             378
     Payments on capital leases and long-term debt                            (5,314)         (3,201)         (6,452)
     Purchase of treasury stock                                                                 (329)
     Decrease in cash overdraft                                                               (1,247)            (43)
     Issuance of common stock                                                     11
     Issuance of preferred stock                                                               8,664           1,950
                                                                             -------         -------         -------
     Net cash (used in)/provided by financing activities                      (5,303)          4,887          (2,167)
                                                                             -------         -------         -------

     Net increase/(decrease) in cash                                             422            (434)            126
     Cash and cash equivalents, beginning of year                                225             659             533
                                                                             -------         -------         -------



     Cash and cash equivalents, end of year                                 $    647         $   225         $   659
                                                                            ========         =======         =======


     Cash paid during the year for:
     State income taxes                                                     $    169         $    25         $    --
                                                                            ========         =======         =======
     Interest                                                               $  1,043         $   870         $ 1,380
                                                                            ========         =======         =======




          See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

 1. SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation and Nature of Business - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated. The Company is a provider of home health care services, including nursing care and personal care, in Connecticut, New York, and Pennsylvania. The infusion therapy business was discontinued September 30, 1996.

         b. Management Actions and Operating Results - The accompanying financial statements reflect operating and net losses for 1994, 1995 and 1996 and a stockholder deficit and working capital deficit at December 31, 1996. As discussed in c. below, the Company sold its IV therapy business effective October 1, 1996. As discussed in Note 5, the Company has restructured its operations to reduce both corporate overhead and branch operating costs. As discussed in Note 7, the Company's long-term debt maturities were extended to January 1998. As a result of the above actions, the Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations through 1997. Beyond 1997, the Company believes that it will need to extend or replace its existing credit facilities.

         c. Discontinued Operations - On October 31, 1996, the Company completed the sale of certain assets (not including accounts receivable) of its IV therapy business for approximately $2,000,000 in cash. The sale had an effective date of October 1, 1996. The accompanying consolidated financial statements of operations for the years ended December 31, 1996, 1995 and 1994 present the results of operations of the IV therapy business as a discontinued operation. As a result of the sale, the Company recorded a loss on disposal of the IV therapy business of $13,779,000. Such loss on sale included (1) a write-off of $11,577,000 of goodwill and other intangible assets, (2) additional provisions for losses on accounts receivable of $2,578,000, and (3) $1,624,000 related to a charge for severance and other anticipated costs during the phase out period net of the net cash proceeds of the sale of approximately $2,000,000.

Net revenues from the discontinued IV therapy operations were approximately $6,541,000, $14,733,000 and $22,715,000 for the years ended December 31, 1996,
1995 and 1994, respectively. The income (loss) from operations of the IV therapy business was ($1,464,000), $1,196,000 and ($1,710,000) for the years ended
December 31, 1996, 1995 and 1994, respectively. As a result of net operating loss tax credit carryforwards, no income tax benefits have been recognized for the discontinued operations. The December 31, 1996 balance sheet includes approximately $2,000,000 of accounts receivable (net of a $2.9 million allowance for doubtful accounts) related to the assets of the IV therapy business which was sold. The accounts receivable have been retained by the Company.

         d. Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the Company's financial statements include: accounts receivable contractual allowances and bad debt reserves, medicare reserves, reserves for self insured risks and restructuring reserves. Actual results could differ from those estimates.

         e. Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation computed on a straight-line basis over the useful lives of the related assets. The useful lives vary from three to seven years. Leasehold improvements and leased equipment are amortized over the lives of the respective leases or the service lives of the asset, whichever is shorter.

         f. Intangible Assets - Excess cost over net assets acquired is being amortized over a period of 25 years. The Company reviews the recoverability of the excess cost of net assets acquired based upon anticipated future cash flows of the acquired company. Other intangible assets consist principally of patient and referral lists, training programs, and aides and nurses lists and are being amortized over a period of five to ten years. The net carrying value of aides and nurses lists was approximately $822,000 and $1,359,000 as of December 31, 1996 and 1995 respectively. The net carrying value of patient and referral lists was approximately $0 and $2,376,000 as of December 31, 1996 and 1995, respectively.

         g. Revenue Recognition - The Company recognizes revenues as the services are performed. The Company receives retroactive increases to certain rates, certain of which are intended to be passed through as additional salary and benefits to Company personnel. The Company records such additional amounts as revenues and expenses when they are notified by the payor or the amount is estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues is adjusted, as required in subsequent periods, based on final settlement.

         h. Per Share Information - Primary earnings per share do not include Common Stock equivalents outstanding since they are anti-dilutive.

         i. Reclassification - The presentation of certain prior year information has been reclassified to conform with the current year presentation.

         j. Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

         k. Income Taxes - The Company provides for income taxes based upon the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

         l. Non-cash transactions - Schedule of non-cash transactions for the years ended:

December 31, 1996
-----------------
     Stock issued in lieu of cash
         for accounts payable settlement                           $  812,000
     Preferred Stock dividends paid with common stock              $1,709,000

December 31, 1995

     Write-off of assets against restructuring
         reserve                                             $1,484,000
     Disposal of assets under capital leases                 $  687,000
     Stock issued in lieu of cash
         for accounts payable settlement                     $  548,000
     Preferred Stock dividends paid with common stock        $1,304,000
     Disposal of assets under capital leases                 $  167,000

December 31, 1994

     Additional property and equipment
         acquired through capital lease                      $  102,000
     Disposal of assets under capital leases                 $  325,000

         m. Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded to employees. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

         n. Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information for certain assets and liabilities, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. The Company's balance sheets include the following financial instruments: cash and cash equivalents; accounts receivable; accounts payable and accrued expenses; bank revolving line of credit; and capital lease obligations and other long-term debt. The Company considers the carrying amount in the financial statements to approximate fair value of these financial instruments because of the relatively short period of time between the origination of such instruments and their expected realization and/or the fact that the instruments reprice frequently at market rates.

2. ACCOUNTS RECEIVABLE

         In November 1993, the Company entered into a financing agreement with a bank whereby it can sell an undivided percentage ownership interest in a designated pool of accounts receivable. This agreement was amended and extended on March 27, 1997. The bank has committed up to $10.0 million based upon securitizing the Company's eligible accounts receivable. The agreement now expires on January 2, 1998. Accounts receivable in the consolidated balance sheet do not include the receivables sold to the bank in the amount of approximately $7.5 and $8.9 million at December 31, 1996 and 1995, respectively. The Company remains liable for all sold receivables until collected.

     The Company maintains a reserve for accounts receivable including receivables sold, based upon the expected collectibility of all accounts receivable.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             December 31,
                                                            (In Thousands)
                                                        1996           1995
                                                      -------        -------
Leasehold improvements and buildings                  $ 2,743        $ 2,663
Furniture and fixtures                                  1,970          2,088
Computer and other equipment                            6,889          6,986
                                                      -------        -------
                                                       11,602         11,737
Less accumulated depreciation and amortization          9,024          7,862
                                                      -------        -------
                                                      $ 2,578        $ 3,875
                                                      =======        =======

     At December 31, 1996 and 1995 amounts relating to assets under capital leases (included above) had a net carrying value of approximately $116,000 and $838,000 respectively. Depreciation expense was $1,086,000, $1,235,000, and $2,206,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


4. INCOME TAXES

     The tax benefit recognized in 1994 was limited to the amount previously paid for federal income tax purposes, partially offset by state tax expense. There was no federal benefit recorded in 1996 or 1995 due to the incurred net operating losses. The 1996 and 1995 provision consisted entirely of state taxes.

     The tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                  1996              1995
                                                                --------         -------
                                                                       (In Thousands)
Deferred Tax Assets:

      Net operating loss carryforwards                          $ 12,920         $ 7,140
      Bad debt reserves                                            1,537           1,184
      Restructuring reserves                                       1,468             469
      Legal settlements                                              584             532
      Accrued expenses                                               964              --
      Other                                                          200             208
                                                                --------         -------

      Total deferred tax assets                                   17,673           9,533

Deferred Tax Liabilities:

      Depreciation and amortization                                 (127)           (154)
                                                                --------         -------

Net Deferred Tax Asset                                            17,546           9,379

Valuation Allowance                                              (17,546)         (9,533)
                                                                --------         -------

Net Deferred Tax Liability                                      $     --         $  (154)
                                                                ========         =======

     For financial reporting purposes, deferred tax assets are reduced by a valuation allowance to an amount that is "more likely than not" to be realized. Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at December 31, 1996 and 1995.

     The Company's income tax provision (benefit) consists of the following:

                                             Year Ended December 31,
                                         1996         1995        1994
                                         ----         ----        ----
                                                   (In Thousands)
Current:
     State and Local                    $ 150         $154        $ 231
     Federal                               --           --         (329)
                                        -----         ----        -----
Total Current                             150          154          (98)
Deferred                                                           (121)
                                        -----         ----        -----
Total provision/(benefit) for           $ 150         $154        $(219)
      income taxes                      =====         ====        =====

     At December 31, 1996 the Company has a tax net operating loss ("NOL") of approximately $38.0 million expiring from 2009 to 2011 to offset against future taxable income, if any. The Internal Revenue Code limits the amount of a company's NOL carryforward that may be used in any one year to offset future income after an "ownership change" (as defined). The Company does not believe any such "ownership change" has occurred which would limit the available annual amount.


5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the third quarter of 1996, the Company's Board of Directors made decisions to restructure the operations of the Company and restore its focus on core home nursing operations. The "1996 restructuring plan" included the sale of the Company's IV therapy business discussed in Note 1. Additional actions included the retention of two individual turnaround consultants, implementation of plans to reorganize its home nursing operations in a more cost effective manner, a reduction in both corporate management and non-management expenses and the consolidation of certain offices. It is expected that the reorganization plan will be completed by the end of the second quarter of 1997. As a result of these decisions, the Company recorded a provision for restructuring and other non-recurring charges of $3,619,000 during 1996 which was comprised of: severance of $640,000, turnaround consultants $1,898,000, an increase in 1994 restructuring reserve of $535,000 and other reorganization costs of $546,000 (including asset write-offs and lease costs). The reserve established for compensation for the turnaround consultants includes a monthly cash retainer totaling $428,000 through September 1997 and significant performance based equity incentives valued at approximately $1,470,000 . The balance of the "1996 plan" reserve was approximately $2,719,000 at December 31, 1996 and is related principally to severance costs, turnaround consultant compensation, and obligations for closed facilities.

         The equity incentives granted to the turnaround consultants consist of options to purchase 1,730,000 shares of the Company's common stock for $0.15 per share of which 576,667 were vested immediately. The remaining 1,153,000 options vested in January 1997 based on predefined operating results being achieved in the fourth quarter of 1996. The option contains a put provision which would require the Company to purchase the Options for $1,500,000 if a Realization Event (i.e acquisition of the Company by a merger or by a stock or asset sale, etc.) does not occur prior to December 31, 1997.

The Company has recorded a liability at December 31, 1996 of $1,470,000 to account for the issuance of these options to non employees. Such amount approximates the fair value of the services provided or to be provided.

     During 1996, the Company paid, on a net basis, approximately $406,000 in restructuring and other non-recurring costs related principally to severance, compensation to turnaround consultants, legal costs, and leasing costs. In addition, the Company charged approximately $715,000 of non-cash items against the reserve for restructuring and other non-recurring charges. Such non-cash items related principally to depreciation expense and obligations settled with common stock.

         In the third quarter of 1994, the Company announced a restructuring plan and recorded a charge of approximately $7.65 million. The plan was designed to improve profitability by exiting the Florida market, consolidating infusion therapy operations and closing development offices opened during 1992 and 1993. The charge relates to: severance; disposition of property and equipment and intangible assets related to these operations; and the estimated costs to close or sublease facilities. The balance of the reserve at December 31, 1996 was approximately $951,000 and is related principally to remaining obligations for abandoned locations.

6. ACCRUED EXPENSE

Accrued expenses consisted of the following:

                                                                  December 31,
                                                              ------------------
                                                              1996          1995
                                                              ----          ----
                                                                 (In Thousands)

Legal settlements                                            $1,459        $  828
Medicare                                                      1,012            --
Workers compensation                                          1,398            39
Other                                                           640         1,362
                                                             --------------------

                                                             $4,509        $2,229
                                                             ====================




7.     LONG TERM DEBT

                                                                    December 31,
                                                                -----------------
                                                                1996         1995
                                                                ----         ----
                                                                  (In Thousands)
Capitalized lease obligations (a)                            $    69        $   838
Revolving credit facility  (b)                                 4,980          8,766
Subordinated revolving credit facility (c)                     3,000          3,000
Notes payable                                                     --            743
Other                                                            280            296
                                                             -------        -------
                                                               8,329         13,643
Less current portion                                             346          1,119
                                                             -------        -------

                                                             $ 7,983        $12,524
                                                             =======        =======

         a. The Company leases certain equipment under non-cancelable leases expiring at various times through 1997.

         b. The Company has a revolving line of credit ("RLOC"), with availability based upon a stated formula applied to accounts receivable balances. Borrowings bearing interest at the higher of the bank's prime rate plus 2.0% or the federal funds rate plus 1.0%. The interest rate at December 31, 1996 was 10.25%. Remaining availability under the RLOC at December 31, 1996 was $1,591,000. Borrowings under the RLOC are collateralized by substantially all of the Company's assets. The terms of the RLOC provide, among other things, for prepayments in the event that the Company's formula based borrowing capacity is reduced, for maintenance of certain financial ratios, limitations on capital expenditures, acquisitions, and cash dividends.

On March 25, 1997 the RLOC agreement was amended and restated to include a revised maturity date of January 2, 1998, and increase in the interest rate of 1% on July 1, 1997 and an additional increase of 1% on October 1, 1997. In connection with the revised agreement the banks were issued warrants to purchase 178,000 shares of the Company's Common Stock at $1.5969 per share.

         c. In October 1995, the Company entered into a $3.0 million subordinated credit facility with a commercial bank. The subordinated credit facility is 100% guaranteed by the Connecticut Development Authority ("CDA"). The credit facility originally had an expiration date of April 15, 1997. On March 25, 1997 the subordinated credit facility was extended to January 15, 1998 and the CDA guarantee was extended to January 30, 1998. The interest rate at December 31, 1996 was 6.5%. In connection with the October 1995 issuance of the CDA guarantee, the Company agreed to issue additional warrants (the "Additional Warrants") to the CDA to purchase 735,000 shares of the Company's common stock for $1.5969 per share if the guarantee was not released by April 30, 1997. As a result of the extension of the CDA guarantee to January 30, 1998 the Company issued the Additional Warrants to the CDA on March 25, 1997.

     Aggregate maturities of long-term debt as of December 31, 1996 are as follows:

            (In Thousands)
1996                         $  346
1997                          7,983
                             ------
                             $8,329
                             ======


8. COMMITMENTS AND CONTINGENCIES

     a. Operating Leases - The Company leases office space under various leases with terms ranging from one to fifteen years. Rent expense was $1,284,000, $1,330,000, and $2,203,000 for the years ended December 31, 1996, 1995, and 1994 respectively. Future minimum rental commitments under non-cancelable operating leases as of December 31, 1996 are as follows:

                                               (In Thousands)
1997                                               $      993
1998                                                      420
1999                                                      317
2000                                                      250
2001                                                      117
Thereafter                                              1,348
                                                   ----------
                                                    $   3,445
                                                    =========


     b. Medicare - Approximately 14% in 1996, 18% in 1995, and 15% in 1994 of net revenues were derived under the Medicare program. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at December 31, 1996 was approximately $1.0 million which is an estimate of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

         c. Litigation -

i)         HIPS/Abel. The Company reached settlement in November 1996 in HIPS v.
USHC Infusion, et al (Supreme Court, State of New York, New York County), a suit brought in July 1993 by Home Infusion Pharmaceutical Services, Inc. ("HIPS") in connection with the acquisition (the Acquisition") of assets from HIPS and its affiliate Abel Health Management Services, Inc. and their principal, Edward J. Abel.

ii) Kingsland Litigation. The Company reached settlement in November 1996 in Kingsland Associates v. Abel Health Management Services, Inc. and U.S. HomeCare Infusion Therapy Products Corporation (Supreme Court of the State of New York, Nassau County), a suit which also arose from the Acquisition.

iii) Debenture Litigation. The Company reached settlement in February 1997 in Smith, Katz and Cole v. U.S. HomeCare Corporation, et al. (Supreme Court of the State of New York, Nassau County), a suit which arose from the 1986 acquisition of Reliable Nurses Aides of Westchester, Inc.

iv) Roberts v. U.S. HomeCare Corporation, et al., 93 Civ. 4060 (CLB) (U.S. District Court for the Southern District of New York).

           In October 1994, the Company reached settlement in the securities class action suit, Roberts v. U.S. HomeCare Corporation, et al., and the defendants (the Company and certain directors and officers of the Company) reached a settlement agreement with the Court. On March 17, 1995, the Court approved the settlement, certified the class for settlement purposes only, and approved procedures for administering the settlement process. Under the agreement the Company paid $3.0 million dollars (included in accounts payable and accrued expenses at December 31, 1994). This amount consists of $1.0 million to be paid by the Company's directors' and officers' liability insurance (included in other current assets at December 31, 1994) and $2.0 million in cash by the Company. As of March 1995 the $3.0 million dollars had been paid into a settlement fund which was disbursed throughout the year.

v) In addition to the matters discussed above, the Company is involved in litigation in the ordinary course of business. The Company carries general liability insurance in the amounts of $2.0 million per occurrence and $6.0 million in the aggregate, such aggregate coverage having been increased over time. The Company does not believe, after giving consideration to the insurance in place and the claims outstanding, that the resolution of these matters will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


9. STOCKHOLDERS' EQUITY

         a. Common Stock - The Company's authorized Common Stock consists of 40,000,000 shares of Common Stock, par value $0.01 per share, of which 9,419,973 shares were issued and outstanding as of December 31, 1996.

         On June 1, 1988, the Company established an Employee Stock Ownership Plan (ESOP). The cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Board of Directors. The annual ESOP contribution expense was $0 for the years ended December 31, 1996, 1995 and 1994. The ESOP funds are invested either by contribution of Common Stock of the Company or open market purchases of Common Stock. On February 19, 1997 the Board of Directors voted to terminate the plan and have the assets of the plan distributed to the participants in accordance with the plan documents.

         b. Exchange Preferred Stock - Preferred Stock Placement - On February 1 and February 8, 1995, the Company issued and sold in a private placement a total of 271,428 shares of $35.00 6% Convertible Preferred Stock, $1.00 par value (the "$35.00 Preferred") for $35.00 per share (the "Private Placement"). The $35.00 Preferred is convertible into approximately 7,200,000 shares of Common Stock at a current conversion price of $1.5969 per share (as adjusted from the original conversions price of $1.75 per share), subject to certain adjustments, and will be automatically converted into Common Stock if the 20 day moving average of the closing prices of the Company's Common Stock is greater than $4.375 per share. The $35.00 Preferred pays an annual dividend of $2.10, which is payable quarterly in cash or, at the Company's option, Common Stock. Simultaneously, with the initial closing of the Private Placement, all of the holders of Preferred Stock issued in September and October 1994 (the "Exchange Preferred") exchanged their 57,141 shares of Exchange Preferred for an equal number of shares of the $35.00 Preferred and exchanged their Exchange Warrants for Warrants to purchase an aggregate of 99,997 shares of Common Stock at $1.5969 per share. To date, the dividends have been paid in Common Stock, with a total of approximately 598,000 shares issued. The total liquidation preference was $11.5 million at December 31, 1996 and 1995.

         c. In connection with the restructured financing in 1995, the Company issued warrants, which are currently exercisable to purchase an aggregate of 821,904 shares of Common Stock at $1.5969 per share to its RLOC banks. In connection with the CDA's guarantee, the Company issued to the CDA warrants to purchase 821,904 shares of Common Stock at $1.5969 per share and has issued, as a result of the March 25, 1997 extension of the guarantee, to the CDA a warrant to purchase an additional 735,000 shares of Common Stock at the same price. These warrants are exercisable at any time through March 25, 2002.

         d. Stock Options - At the Company's Annual Meeting held on May 18, 1995, the Company obtained shareholder approval of its 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), pursuant to which 2,550,000 shares of common Stock were reserved for issuance. The 1995 Plan is the successor to the Company's 1990 Stock Option Plan (the "1990 Plan"). Options available for grant at December 31, 1996 were 1,359,000.

         All outstanding stock options under the 1990 Plan were incorporated into the new 1995 Plan but continue to be governed by the terms and conditions of the specific agreements evidencing those grants. As a result of shareholder approval of the 1995 Plan, (i) the Company's 1993 Director Stock Option Plan (the "1993 Plan") was terminated and all options outstanding thereunder were cancelled on December 21, 1994 and (ii) the Company's 1991 Premium Price Stock Option Plan (the "1991 Plan") was terminated and all options outstanding thereunder were canceled. No further option grants or stock issuances will be made under the 1990 Plan, the 1991 Plan or the 1993 Plan (collectively, the "Predecessor Plans").

         Prior to the inception of the Plans, options were granted to certain key employees, officers and directors under substantially the same terms, except that vested options automatically expired if not exercised upon the initial public offering of the Company's stock.

              The 1995 Plan contains three separate equity incentive programs;
(i) a Discretionary Option Grant Program, (ii) an Automatic Option Grant Program and (iii) a Stock Issuance Program.

         The 1995 Plan (other than the automatic Option Grant Program) is administered by the Compensation Committee of the Board. However, all grants under the Automatic Option Grant Program are made in strict compliance with the provisions of that program, and no administrative discretion is exercised by the Compensation Committee with respect to the grants made thereunder.

         Employees of the Company, non-employee members of the Board (other than those serving as members of the Compensation Committee) and consultants and independent advisors of the Company are eligible to participate in the Discretionary Option Grant and Stock Issuance Program. Non-employee members of the Board (including members of the Compensation Committee) are also eligible to participate in the Automatic Option Grant Program.

         Options may be granted under the Discretionary Option Grant Program at an exercise price per share not less than 85% of the fair market value per share of Common Stock on the option grant date. No granted option will have a term in excess of ten years. The fair market value per share of Common Stock on any relevant date under the 1995 Plan will be the last reported sales price per share on that date.

         Under the Automatic Option Grant Program, each individual who was serving as a non-employee Board member on December 21, 1994 was automatically granted at that time an option grant for 25,000 shares of Common Stock. Each individual who first becomes a non-employee Board member after such date will automatically be granted at that time an option grant for 25,000 shares of Common Stock. Each option will have an exercise price per share equal to 100% of the fair market value per share of Common Stock on the option grant date and a maximum term of ten years measured from the option grant date.

         Shares may be sold under the Stock Issuance Program at a price per share not less than 85% of fair market value per share of Common Stock, payable in cash or through a promissory note payable to the Company. Shares may also be issued solely as a bonus for past services.

              A summary of the status of employee and directors options under the Company's Stock Option Plan at December 31, 1996, 1995 and 1994, and changes during the years ending on those dates, is presented below.

                                                           1996                            1995                              1994
                                                         WEIGHTED                        WEIGHTED                         WEIGHTED
                                                         AVERAGE                          AVERAGE                          AVERAGE
                                          1996           EXERCISE          1995          EXERCISE            1994         EXERCISE
                                         SHARES            PRICE          SHARES          PRICE             SHARES         PRICE
Outstanding at beginning of year         1,966,500         $3.10         1,206,223         $4.25            817,325         $9.50

Granted                                    945,000         $1.26         1,097,232         $2.52          1,074,880         $3.32
Exercised                                       --                                            --            (54,000)        $3.93
Cancelled/expired                       (1,721,000)        $2.86          (336,955)        $5.97           (631,982)        $9.75
                                        ----------                       ---------                        ---------

Outstanding at end of year               1,190,500         $1.61         1,966,500         $3.10          1,206,223         $4.25
                                        ==========                       =========                       ==========

Option exercisable at year end             767,067         $1.95         1,151,450         $3.37            739,800         $3.69
                                        ==========                       =========                       ==========



The following table summarizes information about stock options outstanding at December 31, 1996:

                                        WEIGHTED
                                         AVERAGE          WEIGHTED                            WEIGHTED
     RANGE OF                           REMAINING         AVERAGE                             AVERAGE
     EXERCISE          NUMBER          CONTRACTUAL       EXERCISE           NUMBER           EXERCISE
      PRICE          OUTSTANDING          LIFE             PRICE          EXERCISABLE          PRICE
-----------------------------------------------------------------------------------------------------------
$1.00-$2.00                 835,000         8.8 years      $ 1.12                 411,667             $1.24
$2.25-$6.00                 335,000         6.6 years      $ 2.33                 335,000             $2.33
$6.25-$10.25                 20,500         8.0 years      $10.04                  20,400            $10.04
                          ---------                                               -------

                          1,190,500                        $ 1.61                 767,067             $1.95
                          =========                                               =======

On December 12, 1996, the Company canceled and reissued options previously granted to certain employees under the Discretionary Option Grant Program at a significantly lower exercise prices but equal to or greater than the market price on such date. A total of 409,500 shares with exercise prices ranging from $1.22 to $25.87 were canceled and reissued with an exercise price of $1.00. The quoted market price at the date of reissuance was $0.625

The weighted average fair values of options granted during 1996 and 1995 was $1.19 and $1.29, respectively per share for those options granted with an exercise price that equaled the market price of the stock on the grant date and was $0.31 per share for options granted during 1996 whose exercise price was greater than the market price of the stock on the grant date. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the

Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                        1996                1995
                                        ----                ----
Net loss
         As reported             $   23,793,000        $    1,798,000
         Pro forma               $   24,118,000        $    2,498,000

Net loss per common share
        As reported              $         2.67        $         0.22
        Pro forma                $         2.71        $         0.31

The fair value of options granted under the Company's stock option plans during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 56.3%, risk free interest rate of 6.0%, and expected lives of 5 years. See Note 5 for discussion of non-employee options.


10. MAJOR CUSTOMER

         VNS HomeCare ("VNS"), a non-profit home health institution in New York City, accounted for approximately $5.4 million (10%), $6.2 million (11%), and $8.8 million (16%) respectively,of net revenue for the years ended December 31, 1996, 1995, and 1994.


11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited quarterly results of operations are shown on page 17 of the 1996 Form 10-K.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------
              Description                     Balance at      Charged to Cost      Charged to       Deductions       Balance at End
                                             Beginning of       and Expense      Other Accounts                       of Period
                                                Period
-----------------------------------------------------------------------------------------------------------------  -----------------
Year ended
December 31, 1994:
       Allowance for doubtful accounts        $4,699,577        $8,045,688        $          --        $4,728,524        $8,016,741
                                              ==========        ==========        =============        ==========        ==========


Year ended
December 31, 1995:
       Allowance for doubtful accounts        $8,016,741        $1,757,469        $          --        $6,814,064        $2,960,146
                                              ==========        ==========        =============        ==========        ==========


Year ended
December 31, 1996:
       Allowance for doubtful accounts        $2,960,146        $3,759,455        $          --        $2,876,141        $3,843,460
                                              ==========        ==========        =============        ==========        ==========




The notes to the financial statements are an integral part of this schedule.

Exhibit 11


                            U.S. HOMECARE CORPORATION
                          CALCULATION OF LOSS PER SHARE

Primary                                                   1996                    1995                  1994
-------                                              --------------         --------------        --------------
Net loss                                             $  (23,793,000)        $   (1,798,000)       $  (26,765,000)
                                                     ==============         ==============        ==============
Weighted average number of common shares                  8,868,000              8,180,000             8,247,000
                                                     ==============         ==============        ==============
Loss per share:
     Loss from continuing operations                 $        (0.96)        $        (0.37)       $        (3.04)
     Discontinued operations:
          Income (loss) from operations                       (0.17)                  0.15                 (0.21)
          Loss on sale of IV therapy business                 (1.55)                  0.00                  0.00
                                                     --------------         --------------        --------------
     Net loss per share                              $        (2.68)        $        (0.22)       $        (3.25)
                                                     ==============         ==============        ==============