Form 10-Q
period 1997-03-31
US HOMECARE CORP
filed 1997-05-02
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The First Quarter Ended March 31, 1997              Commission File #0-19240

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)




New York                                              13-2853680
-------------------------------           -----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)


750 Main Street, Hartford, CT                            06103
-------------------------------           -----------------------------------
(Address of principal executive                       (Zip Code)
 office)


Registrant's telephone number,                      (860)278-7242
including area code                       -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---



            Number of Shares of Registrant's Common Stock Outstanding
                            March 31, 1997: 9,742,499

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I   -  Financial Information

  Item 1    Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996                         3

            Consolidated Statements of Operations
            for the three months ended March 31, 1997
            and 1996.                                                    4

            Consolidated Statements of Cash Flows
            for the three months ended March 31, 1997
            and 1996.                                                    5

            Notes to Unaudited Consolidated
            Financial Statements.                                      6 & 7

  Item 2    Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                                8 - 10

Part II -   Other Information

   Item 6   Exhibits & Reports on Form 8-K                            11 & 12

            Signatures                                                  13

                     U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                                    March 31,      December 31,
                                                                       1997           1996
                                                                     --------        --------
ASSETS                                                              (unaudited)      (audited)
CURRENT ASSETS
    Cash and cash equivalents                                        $    400        $    647
    Accounts receivable, net of allowance
         for doubtful accounts of $3,376 and $3,843                     7,076          7,925

    Other current assets                                                1,247           1,225
                                                                     --------        --------

               TOTAL CURRENT ASSETS                                     8,723           9,797
                                                                     --------        --------

PROPERTY AND EQUIPMENT, net                                             1,952           2,578
                                                                     --------        --------

OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $674 and $653                    1,560           1,581

    Intangible assets, net of accumulated
       amortization of $5,279 and $5,165                                  708             822


    Other                                                                 907             767
                                                                     --------        --------
              TOTAL OTHER ASSETS                                        3,175           3,170
                                                                     --------        --------
TOTAL ASSETS                                                         $ 13,850        $ 15,545
                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Current maturities of long-term debt                             $  7,476        $    346
    Accounts payable                                                    2,973           3,175
    Accrued expenses                                                    3,886           4,509
    Reserves for restructuring and other non-recurring charges          2,877           3,670
    Accrued payroll and related costs                                   1,487           1,608
                                                                     --------        --------
              TOTAL CURRENT LIABILITIES                                18,699          13,308
                                                                     --------        --------

OTHER LIABILITIES
    Long-term debt                                                         94           7,983
    Other long-term liabilities                                         1,054           1,309
                                                                     --------        --------
              TOTAL OTHER LIABILITIES                                   1,148           9,292
                                                                     --------        --------
TOTAL LIABILITIES                                                      19,847          22,600
                                                                     --------        --------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value,  40,000,000 shares
authorized, 9,742,499 and 9,419,973 shares outstanding                     97              94

    Preferred stock, $1.00 par value, 5,000,000
authorized, 328,569 shares outstanding                                    328             328

    Additional paid-in capital                                         45,023          44,923

    Accumulated deficit                                               (51,445)        (52,400)
                                                                     --------        --------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (5,997)         (7,055)
                                                                     --------        --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $ 13,850        $ 15,545
                                                                     ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            Three Months Ended March 31,
                                                                1997           1996
                                                               -------       --------
                                                                    (unaudited)
Net revenues                                                   $13,754       $ 13,776

Cost of revenues, primarily
    payroll and related costs                                    8,214          9,041
                                                               -------       --------

Gross profit                                                     5,540          4,735

Operating expenses:
     Selling, general and administrative expenses                3,945          4,733
     Amortization and depreciation                                 382            538
                                                               -------       --------
Total operating expenses                                         4,327          5,271

Income (loss) from continuing operations before
     interest expense and income taxes                           1,213           (536)

Interest expense                                                   220            287
                                                               -------       --------

Income (loss) from continuing operations before
     income taxes                                                  993           (823)

Provision for state income taxes                                    38             28
                                                               -------       --------

Income (loss) from continuing operations                           955           (851)

Income (loss) from discontinued operations                           0            285
                                                               -------       --------

Net income (loss)                                              $   955       $   (566)
                                                               =======       ========
Primary income (loss) per share:


     Income (loss) from continuing operations                  $  0.09       $  (0.10)
     Income (loss) from discontinued operations
                                                                    --           0.03
                                                               -------       --------
Net Income (loss ) per share                                   $  0.09       $  (0.07)
                                                               =======       ========
Fully diluted income (loss) per share:


     Income (loss) from continuing operations                  $  0.05       $ *
     Income (loss) from discontinued operations                     --
                                                               -------       --------
Net Income (loss ) per share                                   $  0.05       $ *
                                                               =======       ========

Weighted average number of common and equivalent shares:
     Primary                                                    11,131          8,557
                                                               =======       ========

     Fully diluted                                              18,368         15,128
                                                               =======       ========

* Fully diluted earnings per share for the quarter ended March 31, 1996 is not computed as the effect of common stock equivalents on the net loss is anti-dilutive.

     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                           Three months ended March 31,
                                                           ----------------------------
                                                                   (unaudited)
                                                                1997         1996
                                                                -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                            $ 955        ($568)

   Adjustments to reconcile net income (loss) to
         net cash provided by operating  activities:
     Depreciation and amortization                                382          846
     Provision for bad debts                                      176          362
     Non-cash charges                                             103            0
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                              673          828
     Decrease / (increase) in other current assets                (22)         424
     Decrease / (increase) in other assets                       (250)          28
     Decrease in accrued payroll and related costs               (121)        (559)
     Decrease in accounts payable and accrued expenses           (825)        (489)
     Decrease in restructuring reserve                           (270)         (81)
     Decrease in other liabilities                               (255)           0
                                                                -----        -----
     Net cash provided by operating activities                    546          791
                                                                -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment, net                      (34)         (24)
                                                                -----        -----
     Net cash used in investing activities                        (34)         (24)
                                                                -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on long-term debt                                  (759)        (614)
                                                                -----        -----
     Net cash used in financing activities                       (759)        (614)
                                                                -----        -----

     Net (decrease) increase in cash and cash equivalents        (247)         153
     Cash and cash equivalents, beginning of period               647          225
                                                                -----        -----

     Cash and cash equivalents, end of period                   $ 400        $ 378
                                                                =====        =====

     Cash paid during the period for:
     Income taxes                                               $   0        $   0
                                                                =====        =====
     Interest                                                   $ 176        $ 267
                                                                =====        =====


     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1      -     Unaudited Information

     In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The accompanying consolidated financial statements of operations for the three month period ended March 31, 1996 present the results of operations of the IV therapy business as a discontinued operation, which was sold as of October 31, 1996.

Note 4      -     Stockholders' Equity

     During the quarter ended March 31, 1997, the Company issued 238,375 shares of Common Stock as dividends on the Company's $35.00 6% Convertible Preferred Stock (the "Preferred Stock"), 29,010 shares of Common Stock in lieu of cash payments for several obligations, and 51,141 shares of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan. The impact of the issuance of the shares was to increase Stockholders' Equity by $103,000.

     On March 25, 1997, the Company issued Warrants for an aggregate of 913,000 shares of Common Stock exercisable at $1.59 per share to its lenders. The foregoing securities are restricted securities within the definition of Rule 144.

     Pursuant to certain contractual obligations, the Company filed a registration statement on April 30, 1997 in order to register approximately 14 million shares of Common Stock for resale and plans to keep such registration statement effective for a minimum of three years.

Note 5      -     Commitments and Contingencies

     Medicare revenues are based in part on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at December 31, 1996 and at March 31, 1997 was approximately $1.0 and $0.8 million, respectively, which is an estimate of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 6      -     Debt and Accounts Receivable Securitization

     The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $10.0 million. The net proceeds from the sale of accounts receivable through the Securitization Program at December 31, 1996 and March 31, 1997 were $7.5 million and $6.5 million, respectively.

     The Company's Revolving Line of Credit ("RLOC") and the Company's subordinated credit facility expire during January, 1998. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at March 31, 1997. The Securitization Program also expires during January, 1998.

Note 7      -     Presentation of Prior Year Information

     The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Note 8      -     New Accounting Pronouncement

     Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the three months ended March 31, 1997, EPS would have been $.10 for basic and $.05 for diluted.

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

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended March 31, 1997
Compared With Three Months Ended March 31, 1996

   Net revenues for the three month period ended March 31, 1997 were $13,754,000 compared to $13,776,000 for the first quarter of 1996.

   Cost of revenues as a percentage of net revenues was 59.7% for the first quarter of 1997, compared with 65.6% in the first quarter of 1996. The decrease in cost of revenues is primarily due to the Company's restructuring of its nursing services operations which was completed during the fourth quarter of 1996. The resulting gross profits were $5,540,000 and $4,735,000, or 40.3% and 34.4%, for the quarters ended March 31, 1997 and 1996, respectively.

   Selling, general and administrative expenses were $3,945,000 in the first quarter of 1997 as compared to $4,733,000 in the first quarter of 1996. The decrease reflects the cost reductions which were implemented as part of the Company's restructuring program during the fourth quarter of 1996.

   Net interest expense was $220,000 for the first quarter of 1997 compared to $287,000 for first quarter 1996. The decrease resulted from continued reduction in borrowed funds.

   Amortization and depreciation were $382,000 for the first quarter of 1997 as compared to $538,000 for the first quarter of 1996, reflecting the fact that a portion of the Company's property and equipment has now been fully depreciated.

   During the third quarter of 1996, the Company discontinued its Infusion Therapy (IV Therapy) business. Income from discontinued operations amounted to $0 for the quarter ended March 31, 1997, and $285,000 for the corresponding period in 1996.

   The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income taxes noted relate to state tax obligations.

   As a result of the foregoing, for the three months ended March 31, 1997, the Company had net income of $955,000 compared to a net loss of $566,000 for the corresponding quarter in 1996.


FINANCIAL CONDITION

   As of March 31, 1997, the Company's cash and cash equivalents totaled $400,000 compared to $647,000 at December 31, 1996. Undrawn funds available from the Company's Revolving Line of Credit was approximately $1,599,000 at March 31, 1997.

   Net accounts receivable declined $849,000 from $7,925,000 at December 31, 1996 to $7,076,000 at March 31, 1997, reflecting net cash collections on the Company's IV Therapy receivables retained by the Company after the sale of the IV Therapy operations and improved collections of nursing related receivables.

   The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1997. Beyond 1997, the Company believes that it will need to extend or replace its existing credit facilities to ensure sufficient funding of the Company's operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS

   The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully provide home health care services to its customers and to successfully collect for such services. Inherent in this process are a number of risks that the Company must carefully manage in order to be successful. Some of these risks are: dependence on referral sources; dependence on reimbursement by third party payors including Medicaid and Medicare; pricing pressures which the health care industry is currently experiencing as a result of market-driven reforms; complying with the federal and state regulations which apply to home health care agencies; fundamental changes in the health care industry which could be brought about by health care reform; the need to refinance or extend the Company's existing credit facilities, including the Securitization Program, which are scheduled to mature in January 1998; complying with the financial covenants in the Company's revolving line of credit, subordinated credit facility and Securitization Program; obtaining sufficient cash flow from operations to meet its debt service and pay vendors on a timely basis; competing effectively with other home health care providers; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals; maintaining adequate liability insurance; and lack of liquidity in the market for the Company's common stock and the potential volatility of the price of the Company's common stock. The failure to manage such risks successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the three months ended March 31, 1997, EPS would have been $.10 for basic and $.05 for diluted.

                            U.S. HOMECARE CORPORATION


Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K

            A. Exhibits - The following exhibits are filed herewith or incorporated herein.

                  1. Calculation of earnings/(loss) per share - Three months ended March 31, 1997 and 1996

            B.    Reports on Form 8-K

                  1. No Reports on Form 8-K were filed during the quarter
                     for which this report is filed.

EXHIBIT 1


                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                          OF EARNINGS (LOSS) PER SHARE
                (In thousands, except for per common share data)

                                                     Quarter ended      Quarter ended
                                                     March 31, 1997    March 31, 1996
                                                     --------------    --------------
Computation of weighted average number of common
and equivalent shares outstanding:

Primary -
Weighted number of shares outstanding                     9,625           8,557
Dilutive effect of stock options                          1,506               0
Weighted average number of common and                  --------        --------
equivalent shares                                        11,131           8,557
                                                       ========        ========


Income / (loss) from continuing operations             $    955        ($   851)
Income from discontinued operations                           0             285
Net income / (loss)                                    --------        --------
                                                       $    955        ($   561)
                                                       ========        ========

Income / (loss) from continuing operations
per common share                                       $   0.09        ($  0.10)
Income from discontinued operations per
common share                                                  0            0.03
Net income / (loss) per common share                  ---------       ---------
                                                       $   0.09        ($  0.07)
                                                       ========        ========
Fully diluted -
Weighted average number of shares outstanding             9,625           8,557
Dilutive effect of stock options                          1,522              --
Conversion of $35.00 Preferred Stock                      7,221           6,571
                                                       --------        --------
Weighted average number of common and
equivalent shares                                        18,368          15,128
                                                       ========        ========
Net income (loss) per common share                     $   0.05               *
                                                       ========        ========

* Fully diluted earnings per share for the quarter ended March 31, 1996 is not computed as the effect of common stock equivalents on a net loss is anti-dilutive.

                            U.S. HOMECARE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   U.S. HomeCare Corporation


May 2, 1997                        /s/ Jay C. Huffard
---------------------------        ------------------------------------------
Date                               Interim President and Chief Executive Officer
                                   (Principal Executive Officer)



May 2, 1997                        /s/ Gerald J. Boisvert
---------------------------        ------------------------------------------
Date                               Vice President Finance and Administration
                                   and Chief Financial Officer
                                   (Principal Financial Officer)