Form 10-Q
period 1997-06-30
US HOMECARE CORP
filed 1997-08-07
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Second Quarter Ended June 30, 1997              Commission File #0-19240
                                                                         -------

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)



New York                                               13-2853680
-------------------------------              -----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)


Two Hartford Square West, Suite 300, Hartford, CT                   06106
-------------------------------------------------              -----------------
(Address of principal executive                                   (Zip Code)
 office)


Registrant's telephone number,                                  (860)278-7242
including area code                                           -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No

              Number of Shares of Registrant's Common Stock Outstanding
                            June 30, 1997: 10,013,247

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                    Page Number
                                                                    -----------
Part I    -   Financial Information

   Item 1     Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996                           3

              Consolidated Statements of Operations
              for the three months ended June 30, 1997
              and 1996.                                                     4

              Consolidated Statements of Operations
              for the six months ended June 30, 1997
              and 1996.                                                     5

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 1997
              and 1996.                                                     6

              Notes to Unaudited Consolidated
              Financial Statements.                                     7 - 9

  Item 2      Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                             10 - 13

Part II   -   Other Information

   Item 6     Exhibits & Reports on Form 8-K                          14 - 16

              Signatures                                                   17

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                               June 30,     December
                                                               31,
                                                1997          1996
                                            ------------   -----------
ASSETS                                      (unaudited)     (audited)

CURRENT ASSETS
    Cash and cash equivalents                 $    317      $    647
    Accounts receivable, net of allowance
      for doubtful accounts of $3,436
      and $3,843                                 7,103         7,925
    Other current assets                         1,324         1,225
                                              --------      --------
               TOTAL CURRENT ASSETS              8,744         9,797
                                              --------      --------

PROPERTY AND EQUIPMENT, net                        992         2,578
                                              --------      --------

OTHER ASSETS
    Excess cost over net assets acquired,
      net of accumulated amortization of
      $695 and $653                              1,539         1,581
    Intangible assets, net of accumulated
       amortization of $5,357 and $5,165           631           822
    Other                                          792           767
                                              --------      --------
              TOTAL OTHER ASSETS                 2,962         3,170
                                              --------      --------
TOTAL ASSETS                                  $ 12,698      $ 15,545
                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
CURRENT LIABILITIES
    Current maturities of long-term debt      $  7,864      $    346
    Accounts payable                             2,571         3,175
    Accrued expenses                             2,162         4,509
    Reserve for restructuring and other
      non-recurring charges                      1,987         3,670

    Accrued payroll and related costs            1,788         1,608
                                              --------      --------
              TOTAL CURRENT LIABILITIES         16,372        13,308
                                              --------      --------

OTHER LIABILITIES
    Long-term debt                                --           7,983
    Other long term liabilities                  1,086         1,309
                                              --------      --------
              TOTAL OTHER LIABILITIES            1,086         9,292
                                              --------      --------
TOTAL LIABILITIES                               17,458        22,600
                                              --------      --------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value,
      40,000,000 shares authorized,
      10,013,247 and 9,419,973 shares
      outstanding                                  100            94
    Preferred stock, $1 par value,
      5,000,000 authorized, 328,569
      shares outstanding                           328           328
    Additional paid-in capital                  45,296        44,923
    Accumulated deficit                        (50,484)      (52,400)
                                              --------      --------
              TOTAL STOCKHOLDERS' EQUITY
                (DEFICIT)                       (4,760)       (7,055)
                                              --------      --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
  (DEFICIT)                                   $ 12,698      $ 15,545
                                              ========      ========

See accompanying notes to unaudited consolidated financial statements.

                     U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                     Three Months Ended
                                                          June 30,
                                                  1997                1996
                                                --------            --------
                                                                   (unaudited)
Net revenues                                    $ 13,976             $ 14,032
Cost of revenues, primarily
  payroll and related costs                        8,501                9,076
                                                --------             --------
Gross Profit                                       5,475                4,956

Operating Expenses:
  Selling, general and
    administrative expenses                        3,882                4,710
  Amortization and
    depreciation                                     347                  488
                                                --------             --------
Total Operating Expenses                           4,229                5,198
                                                --------             --------

Income (loss) from continuing
  operations before interest
  expense and income taxes                         1,246                 (242)

Interest Expense                                     248                  275
                                                --------             --------

Income (Loss) from continuing
  operations before income taxes                     998                 (517)

Provision for State Income Taxes                      37                   29
                                                --------             --------

Income (loss) from continuing
  operations                                         961                 (546)

Income (loss) from discontinued
  operations                                           0                  (62)
                                                --------             --------

Net income (loss)
                                                $    961             $   (608)
                                                ========             ========

Primary income (loss) per share:
  Income (Loss) from
    continuing operations                       $   0.08             $  (0.06)
  Income (loss) from
    discontinued operations                         --                  (0.01)
                                                --------             --------
Net Income (Loss ) per share,
  primary                                       $   0.08             $  (0.07)
                                                ========             ========

Fully diluted income (loss) per
  share:*
  Income (Loss) from
    continuing operations                           0.05
  Income (loss) from
    discontinued operations                            -
                                                --------
Net Income (Loss) per share,
  fully diluted                                 $   0.05
                                                ========

Weighted average common shares
  outstanding
    Primary                                       11,544                8,645
                                                ========             ========
    Fully Diluted*                                18,902
                                                ========


* Fully diluted earnings per share for the quarter ended June 30, 1996 is not computed as the effect of common stock equivalents on a net loss is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                  Six Months Ended
                                                      June 30,
                                                  1997          1996
                                                --------      --------
                                                             (unaudited)
Net revenues                                    $ 27,730      $ 27,808
Cost of revenues, primarily
  payroll and related costs                       16,715        18,117
                                                --------      --------
Gross Profit                                      11,015         9,691

Operating Expenses:
  Selling, general and
    administrative expenses                        7,827         9,329
  Amortization and depreciation                      729         1,026
                                                --------      --------
Total Operating Expenses                           8,556        10,355
                                                --------      --------

Income (loss) from continuing
  operations before interest expense
  and income taxes                                 2,459          (664)

Interest Expense                                     468           562
                                                --------      --------

Income (Loss) from continuing
  operations before income taxes                   1,991        (1,225)

Provision for State Income Taxes                      75            58
                                                --------      --------

Income (loss) from continuing
  operations                                       1,916        (1,283)

Income (loss) from discontinued
  operations                                           0           109
                                                --------      --------

Net income (loss)
                                                $  1,916      $ (1,174)
                                                ========      ========

Primary income (loss) per share:
  Income (Loss) from continuing
    operations                                  $   0.17      $  (0.15)
  Income (loss) from
    discontinued operations                           --          0.01
                                                --------      --------
Net Income (Loss ) per share,
  primary                                       $   0.17      $  (0.14)
                                                ========      ========

Fully diluted income (loss) per
  share:*

  Income (Loss) from continuing
    operations                                  $   0.10
  Income (loss) from
    discontinued operations                         --
                                                --------
Net Income (Loss ) per share,
  fully diluted                                 $   0.10
                                                ========

Weighted average common shares outstanding:
  Primary                                         11,409         8,601
                                                ========      ========
  Fully Diluted*                                  18,692
                                                ========


* Fully diluted earnings per share for the six months ended June 30, 1996 is not computed as the effect of common stock equivalents on a net loss is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Six months ended June 30,
                                                                                        -------------------------
                                                                                            1997         1996
                                                                                         ----------   ----------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                                 $ 1,916      $(1,174)

        Adjustments to reconcile net income (loss) to
                     net cash provided by (used in) operating activities:
                Depreciation and amortization                                                 729        1,642
                Provision for bad debts                                                       140          701
                Non-cash charges                                                              130         --
        Changes in operating assets and  liabilities:
                Decrease in accounts receivable                                               682          146
                Decrease in other current assets                                               81          107
                Decrease/(increase) in other assets                                          (207)          91
                (Decrease) increase in accrued payroll and related costs                      180         (185)
                Decrease in accounts payable and accrued expenses                          (2,951)        (763)
                Decrease in reserve for restructuring and other non-recurring charges        (461)          (8)
                Decrease in other liabilities                                                (223)        --
                                                                                          -------      -------
                Net cash provided by operating activities                                      16          557
                                                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES

                Proceeds from the sale of property and equipment                              192
                (Purchase) disposal of property and equipment, net                            (73)          14
                                                                                          -------      -------
                Net cash provided by investing activities                                     119           14
                                                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES

                Payments on long-term debt                                                   (465)        (399)
                                                                                          -------      -------
                Net cash used in financing activities                                        (465)        (399)
                                                                                          -------      -------

                Net (decrease) increase in cash and cash equivalents                         (330)         172
                Cash and cash equivalents, beginning of period                                647          225
                                                                                          -------      -------

                Cash and cash equivalents, end of period                                  $   317      $   397
                                                                                          =======      =======

                Cash  paid during the period for:
                                                                                          $    95      $  --
                                                                                          =======      =======
                                                                                          $   365      $   533
                                                                                          =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited Information

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the three months and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Discontinued Operations

       The accompanying consolidated financial statements of operations for the three and six month periods ended June 30, 1996 present the results of operations of the IV therapy business as a discontinued operation, which was sold as of October 1, 1996.

Note 4 - Stockholders' Equity

       During the quarter ended June 30, 1997, the Company issued 138,986 shares of Common Stock as dividends on the Company's $35.00 6% Convertible Preferred Stock (the "Preferred Stock"). Additionally, the Company issued 110,000 shares of Common Stock in connection with management termination agreements, and 21,762 shares of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan. The impact of these issuances of shares was to increase Stockholders' Equity by $95,746.

       On March 25, 1997, the Company issued Warrants for an aggregate of 913,000 shares of Common Stock exercisable at $1.59 per share to its lenders. The foregoing securities are restricted securities within the definition of Rule 144.

       Pursuant to certain contractual obligations, the Company filed a registration statement in April, 1997 in order to register approximately 14 million shares of Common Stock for resale, and plans to keep such registration statement effective for a minimum of three years. Additionally, the Company filed a registration statement covering 2.5 million shares under the Company's 1995 Stock Option/Stock Issuance Plan. Both registration statements became effective during July, 1997.

Note 5 - Commitments and Contingencies

       Medicare revenues are based in part on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at June 30, 1997 and at December 31, 1996 was approximately $0.6 and $1.0 million, respectively, which is an estimate of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 6 - Debt and Accounts Receivable Securitization

       The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $10.0 million. The net proceeds from the sale of accounts receivable through the Securitization Program at June 30, 1997 and December 31, 1996 were $6.8 million and $7.5 million, respectively.

       The Company's Revolving Line of Credit ("RLOC") and the Company's subordinated credit facility expire during January, 1998. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at June 30, 1997. The Securitization Program also expires during January, 1998.

Note 7 - Presentation of Prior Year Information

       The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Note 8 - New Accounting Pronouncement

       Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the three months ended June 30, 1997, EPS would have been $.10 for basic and $.05 for diluted. Had SFAS No. 128 been effective for the six months ended June 30, 1997, EPS would have been $.20 for basic and $.10 for diluted.

       In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

       In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

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

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended June 30, 1997
Compared With Three Months Ended June 30, 1996

     Net revenues for the three month period ended June 30, 1997 were $13,976,000 compared to $14,032,000 for the same quarter in 1996.

     Cost of revenues as a percentage of net revenues was 60.8% for the second quarter of 1997, compared with 64.7% in the second quarter of 1996. The decrease in cost of revenues is primarily due to the Company's restructuring of its nursing services operations which was completed during the fourth quarter of 1996. The resulting gross profits were $5,475,000 and $4,956,000, or 39.2% and 35.3%, for the quarters ended June 30, 1997 and 1996, respectively.

     Selling, general and administrative expenses were $3,882,000 in the second quarter of 1997 as compared to $4,710,000 in the second quarter of 1996. The decrease reflects the cost reductions which were implemented as part of the Company's restructuring program during the fourth quarter of 1996. Most of the reduction was in Corporate administrative expenses, which declined to $1,325,000 from $2,011,000 in the second quarter of 1996. Administrative expenses in the branch offices declined also, to $2,557,000 from $2,699,000 in the second quarter of 1996.

     Net interest expense was $248,000 for the second quarter of 1997 compared to $275,000 for second quarter 1996. The decrease resulted from reduction in borrowed funds.

     Amortization and depreciation were $347,000 for the second quarter of 1997 as compared to $488,000 for the second quarter of 1996, reflecting the fact that a portion of the Company's property and equipment has now been fully depreciated.

     During the third quarter of 1996, the Company discontinued its Infusion Therapy (IV Therapy) business. Income from discontinued operations amounted to $0 for the quarter ended June 30, 1997, and a loss of $62,000 for the corresponding period in 1996.

     The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income taxes noted relate to state tax obligations.

     As a result of the foregoing, for the three months ended June 30, 1997, the Company had net income of $961,000 compared to a net loss of $608,000 for the corresponding quarter in 1996.

Six Months Ended June 30, 1997
Compared With Six Months Ended June 30, 1996

     Net revenues for the six month period ended June 30, 1997 were $27,730,000 compared to $27,808,000 for the first two quarters of 1996.

     Cost of revenues as a percentage of net revenues was 60.3% for the first two quarters of 1997, compared with 65.2% in the first two quarters of 1996. The decrease in cost of revenues is primarily due to the Company's restructuring of its nursing services operations which was completed during the fourth quarter of 1996. The resulting gross profits were $11,015,000 and $9,691,000, or 39.7% and 34.8%, for the quarters ended June 30, 1997 and 1996, respectively.

     Selling, general and administrative expenses were $7,827,000 in the first two quarters of 1997 as compared to $9,329,000 in the first two quarters of 1996. The decrease reflects the cost reductions which were implemented as part of the Company's restructuring program during the fourth quarter of 1996. Most of the reduction was in Corporate administrative expenses, which declined to $2,616,000 from $4,077,000 in the first two quarters of 1996. Administrative expenses in the branch offices declined also, to $5,211,000 from $5,252,000 in the first two quarters of 1996.

     Net interest expense was $468,000 for the first two quarters of 1997 compared to $562,000 for first two quarters 1996. The decrease resulted from reduction in borrowed funds.

     Amortization and depreciation were $729,000 for the first two quarters of 1997 as compared to $1,026,000 for the first two quarters of 1996, reflecting the fact that a portion of the Company's property and equipment has now been fully depreciated.

     During the third quarter of 1996, the Company discontinued its Infusion Therapy (IV Therapy) business. Income from discontinued operations amounted to $0 for the six months ended June 30, 1997, and $109,000 for the corresponding period in 1996.

     The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income taxes noted relate to state tax obligations.

     As a result of the foregoing, for the six months ended June 30, 1997, the Company had net income of $1,916,000 compared to a net loss of $1,174,000 for the corresponding quarter in 1996.

FINANCIAL CONDITION

     As of June 30, 1997, the Company's cash and cash equivalents totaled $317,000 compared to $647,000 at December 31, 1996. Undrawn funds available from the Company's Revolving Line of Credit was approximately $1,000,000 at June 30, 1997.

     Accounts receivable managed by the Company, net of allowances and including accounts receivable that are securitized, declined $1,515,000 to $13,874,000 at June 30, 1997 from $15,389,000 at December 31, 1996. Receivables from core nursing operations, net of allowances and including accounts that are securitized were $13,478,000 and $13,297,000, at June 30, 1997 and December 31, 1996, respectively. IV receivables, net of allowances and including accounts that are securitized were $396,000 and $2,092,000 at June 30, 1997 and December 31, 1996, respectively.

     The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1997. The Company is currently seeking alternative financing to replace its existing credit facilities to ensure sufficient funding of the Company's operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the three months ended June 30, 1997, EPS would have been $ .10 for basic and $ .05 for diluted. Had SFAS No. 128 been effective for the six months ended June 30, 1997, EPS would have been $ .20 for basic and $ .10 for diluted.

       In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

       In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the effects of this change on the Company's financial statements.

                            U.S. HOMECARE CORPORATION


Part II - Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  A. Exhibits - The following exhibits are filed herewith or incorporated herein.

                           1. Calculation of earnings/(loss) per share - Three
                              months and six months ended June 30, 1997 and 1996

                  B.       Reports on Form 8-K

                           1. No Reports on Form 8-K were filed during the quarter for which this report is filed.

EXHIBIT 1


                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                          OF EARNINGS (LOSS) PER SHARE
                (In thousands, except for per common share data)

                                                                          Quarter ended      Quarter ended
                                                                          June 30, 1997      June 30, 1996
                                                                          -------------      -------------
Computation of weighted average number of common
and equivalent shares outstanding:

Primary -
Weighted number of shares outstanding                                         9,960               8,645
Dilutive effect of stock options                                              1,584                   0
                                                                            -------             -------
Weighted average number of common and equivalent
shares                                                                       11,544               8,645
                                                                            =======             =======

Income/(loss) from continuing operations                                    $   961             $  (546)
Income from discontinued operations                                               0                 (62)
                                                                            -------             -------
Net income/(loss)                                                           $   961             $  (608)
                                                                            =======             =======

Income/(loss) from continuing operations per
common share                                                                $  0.08             $ (0.06)
Income from discontinued operations per common
share                                                                             0               (0.01)
                                                                            -------             -------
Net income/(loss) per common share                                          $  0.08             $ (0.07)
                                                                            =======             =======

Fully diluted - *
Weighted average number of shares outstanding                                 9,960
Dilutive effect of stock options                                              1,721
Conversion of $35.00 Preferred Stock                                          7,221
                                                                            -------
Weighted average number of common and equivalent
shares                                                                       18,902
                                                                            =======

Net income (loss) per common share                                          $  0.05
                                                                            =======


* Fully diluted earnings per share for the quarter ended June 30, 1996 is not computed as the effect of common stock equivalents on a net loss is anti-dilutive

                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                          OF EARNINGS (LOSS) PER SHARE
                (In thousands, except for per common share data)

                                                  Six months ended      Six months ended
                                                    June 30, 1997         June 30, 1996
                                                  ----------------      ----------------
Computation of weighted average number of common
and equivalent shares outstanding:

Primary -
Weighted number of shares outstanding                  9,798                   8,601
Dilutive effect of stock options                       1,611                       0
                                                     -------                 -------
Weighted average number of common and equivalent
shares                                                11,409                   8,601
                                                     =======                 =======

Income/(loss) from continuing operations             $ 1,916                 ($1,283)
Income from discontinued operations                        0                     109
                                                     -------                 -------
Net income/(loss)                                    $ 1,916                 ($1,174)
                                                     =======                 =======

Income/(loss) from continuing operations per
common share                                         $  0.17                 ($ 0.15)
Income from discontinued operations per common
share                                                      0                    0.01
                                                     -------                 -------
Net income/(loss) per common share                   $  0.17                 ($ 0.14)
                                                     =======                 =======

Fully diluted - *
Weighted average number of shares outstanding          9,750
Dilutive effect of stock options                       1,721
Conversion of $35.00 Preferred Stock                   7,221
                                                     -------
Weighted average number of common and equivalent
shares                                                18,692
                                                     =======

Net income (loss) per common share                   $  0.10
                                                     =======


* Fully diluted earnings per share for the six months ended June 30, 1996 is not computed as the effect of common stock equivalents on a net loss is anti-dilutive.

                            U.S. HOMECARE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           U.S. HomeCare Corporation


  August 7, 1997            Jay C. Huffard
-------------------        ------------------------------------------
Date                       President and Chief Executive Officer
                           (Principal Executive Officer)



  August 7, 1997            Clifford G. Johnson
-------------------        ------------------------------------------
 Date                      Vice President Finance and Administration and Chief
                           Financial Officer
                           (Principal Financial Officer)