Form 10-Q
period 1997-09-30
US HOMECARE CORP
filed 1997-11-14
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Third Quarter Ended September 30, 1997          Commission File #0-19240



                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)



New York                                               13-2853680
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


Two Hartford Square West, Suite 300, Hartford, CT             06106
(Address of principal executive                             (Zip Code)
 office)


Registrant's telephone number,                           (860)278-7242
including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Number of Shares of Registrant's Common Stock Outstanding
                         September 30, 1997: 10,398,243

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                    Page Number

Part I   -    Financial Information

   Item 1     Consolidated Balance Sheets as of
              September 30, 1997 and December 31, 1996                         3

              Consolidated Statements of Operations
              for the three months ended September 30, 1997
              and 1996.                                                        4

              Consolidated Statements of Operations
              for the nine months ended September 30, 1997
              and 1996.                                                        5

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1997
              and 1996.                                                        6

              Notes to Unaudited Consolidated
              Financial Statements.                                        7 -10

  Item 2      Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                11 - 14

Part II   -   Other Information

   Item 6     Exhibits & Reports on Form 8-K                             15 - 17

              Signatures                                                      18

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                   September 30,    December 31,
                                                                       1997            1996
                                                                  ------------------------------
ASSETS                                                             (unaudited)      (audited)
CURRENT ASSETS
    Cash and cash equivalents                                       $     13        $    647
    Accounts receivable, net of allowance
         for doubtful accounts of $2,616 and $3,843                    7,083           7,925
    Other current assets                                               1,283
                                                                                       1,225
                                                                    --------        --------
               TOTAL CURRENT ASSETS                                    8,379           9,797
                                                                    --------        --------

PROPERTY AND EQUIPMENT, net                                              924           2,578
                                                                    --------        --------

OTHER ASSETS
    Excess cost over net assets acquired, net of
accumulated amortization of $715 and $653                              1,518           1,581

    Intangible assets, net of accumulated amortization of
$5,429 and $5,165                                                        558             822
    Other                                                                984             767
                                                                    --------        --------
              TOTAL OTHER ASSETS                                       3,060           3,170
                                                                    --------        --------
                                                                    $ 12,363        $ 15,545
TOTAL ASSETS                                                        ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of long-term debt                            $  8,153        $    346

    Accounts payable                                                   2,777           3,175

    Accrued expenses                                                   2,606           4,509

    Reserve for restructuring and other non-recurring charges          1,781           3,670

    Accrued payroll and related costs                                  1,449           1,608
                                                                    --------        --------
          TOTAL CURRENT LIABILITIES                                   16,766          13,308
                                                                    --------        --------

OTHER LIABILITIES

    Long-term debt                                                         0           7,983

    Other long term liabilities                                          978           1,309
                                                                    --------        --------

              TOTAL OTHER LIABILITIES                                    978           9,292
                                                                    --------        --------
TOTAL LIABILITIES                                                     17,743          22,600
                                                                    --------        --------


STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.01 par value, 40,000,000 shares
    authorized, 10,398,243 and 9,419,973 shares
    outstanding                                                          104              94
    Preferred stock, $1 par value, 5,000,000 authorized,
    328,569 shares outstanding                                           328             328
    Additional paid-in capital                                        45,573          44,923
    Accumulated deficit                                              (51,385)        (52,400)
                                                                    --------        --------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (5,380)         (7,055)
                                                                    --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 12,363        $ 15,545
    (DEFICIT)                                                       ========        ========

          See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                              Three Months Ended September 30,
                                                                 1997            1996
                                                               --------        --------
                                                                   (unaudited)
Net revenues                                                   $ 12,195        $ 13,094

Cost of revenues, primarily payroll and related costs             7,879          10,753
                                                               --------        --------

Gross Profit                                                      4,316           2,341

Operating Expenses:
     Selling, general and administrative expenses                 3,712           5,645
     Amortization and depreciation                                  360             472
     Merger Expenses                                                588
     Restructuring and Non-recurring Charges                        309           4,524
                                                               --------        --------
Total Operating Expenses                                          4,969          10,641

Income (loss) from continuing operations before interest
expense and income taxes                                           (653)         (8,300)

Interest Expense                                                    210             292
                                                               --------        --------

Income (loss) from continuing operations before income
taxes                                                              (863)         (8,592)

Provision for State Income Taxes                                     37              29
                                                               --------        --------

Income (loss) from continuing operations                           (900)         (8,621)

Discontinued Operations:
Income (loss) from discontinued operations                            0          (1,573)
Loss on sale of IV therapy business                                   0         (12,879)
                                                               --------        --------

Net income (loss)                                              $   (900)       $(23,073)
                                                               ========        ========

Primary income (loss) per share:
     Income (loss) from continuing operations                  $  (0.08)       $  (0.95)
     Income (loss) from discontinued operations:
          Income (loss) from operations                              --           (0.17)
          Loss on disposal of IV therapy business                    --           (1.42)
                                                               --------        --------
Net Income (loss) per share, primary                           $  (0.08)       $  (2.54)
                                                               ========        ========






Weighted average common shares outstanding
     Primary                                                     11,853           9,066
                                                               ========        ========



See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   Nine Months Ended September 30,
                                                                         1997            1996
                                                                       --------        --------
                                                                            (unaudited)
Net revenues                                                           $ 39,924        $ 40,902

Cost of revenues, primarily payroll and related costs                    24,593          28,869
                                                                       --------        --------

Gross Profit                                                             15,331          12,033

Operating Expenses:
     Selling, general and administrative expenses                        11,539          14,976
     Amortization and depreciation                                        1,089           1,498
     Merger Expenses                                                        588
     Restructuring and Non-recurring Charges                                309           4,524
                                                                       --------        --------
Total Operating Expenses                                                 13,525          20,998

Income (loss) from continuing operations before interest expense
and income taxes                                                          1,806          (8,965)
Interest Expense                                                            678             854
                                                                       --------        --------

Income (Loss) from continuing operations before income taxes              1,128          (9,819)

Provision for State Income Taxes                                            113              86
                                                                       --------        --------

Income (loss) from continuing operations                                  1,016          (9,905)

Discontinued Operations:
Income (loss) from discontinued operations                                    0          (1,464)
Loss on sale of IV therapy business                                           0         (12,879)
                                                                       --------        --------

Net income (loss)                                                      $  1,016        $(22,784)
                                                                       ========        ========

Primary income (loss) per share:
     Income (Loss) from continuing operations                          $   0.09        $  (1.12)

     Income (loss) from discontinued operations:
          Income (loss) from operations                                      --           (0.17)

          Loss on disposal of IV therapy business                            --           (1.47)
                                                                       --------        --------
Net Income (Loss ) per share, primary                                  $   0.09        $  (2.76)
                                                                       ========        ========

Fully diluted income (loss) per share:*
     Income (Loss) from continuing operations                          $   0.05
     Income (loss) from discontinued operations                              --
                                                                       --------
Net Income (Loss ) per share, fully diluted                            $   0.05
                                                                       ========

Weighted average common shares outstanding:
     Primary                                                             11,563           8,773
                                                                       ========        ========
     Fully Diluted*                                                      18,912
                                                                       ========


* Fully diluted earnings per share for the nine months ended September 30, 1996 is not computed as the effect of common stock equivalents on a net loss is anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Nine months ended September 30,
                                                                                  --------------------------------------
                                                                                        1997            1996
                                                                                      ---------       ---------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                 $  1,016        $(24,248)

    Adjustments to reconcile net income (loss) to net cash provided by (used in)
                operating activities:
        Loss on sale of IV therapy business                                                             12,879
        Depreciation and amortization                                                    1,089           2,457
        Provision for bad debts                                                            351           1,016
        Non-cash charges                                                                   408             133
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                    491           2,326
        (Increase) Decrease in other current assets                                        (58)            480
        (Increase) in receivable from IV sale                                                           (2,000)
        Decrease / (increase) in other assets                                             (527)            274
        (Decrease) increase in accrued payroll and related costs                            29             172
        Increase (Decrease) in accounts payable and accrued expenses                    (2,301)          3,532
        Increase (Decrease) in reserve for restructuring and other non-recurring
          charges                                                                         (684)          3,837
        Decrease in other liabilities                                                     (331)             --
                                                                                      --------        --------
        Net cash (used in) provided by operating activities                               (517)            858
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from the sale of property and equipment                                   192
        (Purchase) disposal of property and equipment, net                                (132)             --
                                                                                      --------        --------
        Net cash provided by investing activities                                           60              --
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on long-term debt                                                        (176)           (723)
                                                                                      --------        --------
        Net cash used in financing activities                                             (176)           (723)
                                                                                      --------        --------
        Net (decrease) increase in cash and cash equivalents                              (633)            135
        Cash and cash equivalents, beginning of period                                     647             225
                                                                                      --------        --------
        Cash and cash equivalents, end of period                                      $     13        $    360
                                                                                      ========        ========
        Cash paid during the period for:
               Income taxes                                                           $    113        $     --
                                                                                      ========        ========
               Interest                                                               $    678        $    854
                                                                                      ========        ========

     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1        -   Unaudited Information

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2        -   Revenue Recognition

       The Company recognizes revenues as the services are performed. The Company receives retroactive changes to certain rates. The Company records such changes when they are notified by the payor or the amount is estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues are adjusted, as required in subsequent periods, based on final settlement.

Note 3        -   Discontinued Operations

       On October 31, 1996, the Company completed the sale of certain assets (not including accounts receivable) of its IV therapy business for approximately $2,000,000 in cash. The sale had an effective date of October 1, 1996. The accompanying consolidated financial statements of operations for the three and nine month periods ended September 30, 1997 and 1996 present the results of operations of the IV therapy business as a discontinued operation. As a result of the sale, the Company recorded a loss on disposal of the IV therapy business of $12,879,000 in the quarter ended September 30, 1996. Such loss on sale included (1) a write-off of $11,577,000 of goodwill and other intangible assets, (2) additional provisions for losses on accounts receivable of $1,678,000, and (3) $1,624,000 related to a charge for severance and other anticipated costs during the phase out period net of (4) the net cash proceeds of the sale of approximately $2,000,000.

The loss from operations of the IV therapy business was $1,573,000 for the three months ended September 30, 1996, and $1,464,000 for the nine month periods ended September 30, 1996. As a result of net operating loss tax credit carryforwards, no income tax benefits have been recognized for the discontinued operations. The balance sheets at September 30, 1997 and December 31, 1996 include approximately $150,000 and $2,000,000, respectively, of net accounts receivable related to the assets of the IV therapy business which was sold.


Note 4   -    Stockholders' Equity

       During the quarter ended September 30, 1997, the Company issued 147,916 shares of Common Stock as dividends on the Company's $35.00 6% Convertible Preferred Stock (the "Preferred Stock"). Additionally, the Company issued 222,500 shares of Common Stock in connection with extensions of the contracts with certain management consultants, and 14,580 shares of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan. The impact of these issuances of shares was to increase Stockholders' Equity by $281,214.

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

       Medicare revenues are based in part on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at September 30, 1997 and at December 31, 1996 was approximately $0.8 and $1.0 million, respectively, which is an estimate of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 6   -    Announced Merger of the Company

       On September 26, 1997, the Company entered into an Agreement and Plan of Merger (Merger) with Home Health Corporation of America, Inc. (HHCA). Under the terms of the agreement the Company's common and preferred shareholders will receive an aggregate between 2.6 and 2.8 million shares of HHCA's common stock. The number of shares to be received is based upon the market price of HHCA's common stock prior to the shareholders meeting called to approve the merger. During the third quarter 1997 the Company incurred and expensed $588,000 of costs related to legal, accounting, investment banking and other miscellaneous merger costs. The companies filed preliminary proxy material with the Securities and Exchange Commission on November 7, 1997 in anticipation of a shareholders meeting which have not yet been scheduled. The closing of the merger, which is subject to SEC review and shareholder approval, is expected to occur early next year.

Note 7   -    Debt and Accounts Receivable Securitization

       The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $10.0 million. The net proceeds from the sale of accounts receivable through the Securitization Program at September 30, 1997 and December 31, 1996 were $6.2 million and $7.5 million, respectively.

       The Company's Revolving Line of Credit ("RLOC") and the Company's subordinated credit facility expire during January, 1998. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at September 30, 1997. The Securitization Program also expires during January, 1998.


Note 8 - Presentation of Prior Year Information

       The presentation of certain prior year information has been reclassified to conform with the current year presentation.


Note 9 - Restructuring Charges

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

       As a result of these decisions, the Company recorded a restructuring charge of $4,524,000 at September 30, 1996 which was comprised of: severance of $1,000,000, turnaround specialists $1,898,000, and other reorganization costs of $1,626,000 (including asset write-offs and lease costs). The reserve for compensation for the turnaround specialists includes a monthly cash retainer aggregating $428,000 through September 1997 and performance based equity incentives valued at approximately $1,470,000.

       The Company granted options to purchase an aggregate of 1,730,000 shares of common stock as performance based equity incentives under its Stock Issuance Program to the turnaround specialists for $.15 per share. The turnaround consultants exercised their options on October 6, 1997, accordingly, during the fourth quarter of 1997, $1,470,000 included in the reserve for restructuring and non-recurring charges will be credited to equity. The remaining reserve balance of $311,000 relates primarily to remaining severance and abandoned lease obligations that will be paid through 1998.


Note 10 -     New Accounting Pronouncements

       Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the three months ended September 30, 1997, EPS would have been $ .09 for basic and $ .09 for diluted. Had SFAS No. 128 been effective for the nine months ended September 30, 1997, EPS would have been $ .10 for basic and $ .05 for diluted.

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

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended September 30, 1997
Compared With Three Months Ended September 30, 1996

         Net revenues for the three month period ended September 30, 1997 were $12,195,000 compared to $13,094,000 for the same quarter in 1996.

         Cost of revenues as a percentage of net revenues was 64.6% for the third quarter of 1997, compared with 82.1% in the third quarter of 1996. The decrease in cost of revenues is primarily due to the Company's restructuring of its nursing services operations which was completed during the fourth quarter of 1996. The resulting gross profits were $4,316,000 and $2,341,000, or 35.4% and 17.9%, for the quarters ended September 30, 1997 and 1996, respectively.

         Selling, general and administrative expenses were $3,712,000 in the third quarter of 1997 as compared to $5,645,000 in the third quarter of 1996. The decrease reflects the cost reductions which were implemented as part of the Company's restructuring program during the fourth quarter of 1996. Most of the reduction was in Corporate administrative expenses.

         Net interest expense was $210,000 for the third quarter of 1997 compared to $292,000 for third quarter 1996. The decrease resulted from reduction in borrowed funds.

         Amortization and depreciation were $360,000 for the third quarter of 1997 as compared to $472,000 for the third quarter of 1996, reflecting the fact that a portion of the Company's property and equipment has now been fully depreciated.

         During the third quarter of 1996, the Company discontinued its Infusion Therapy (IV Therapy) business. Loss from discontinued operations amounted to $14,452,000 for the quarter ended September 30, 1996.

         The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income taxes noted relate to state tax obligations.

In addition to the above, the Company recognized two non-recurring expenses that had a significant effect on the quarterly results. The first of these is the recognition of $309,000 as additional non-recurring expenses related to the extension of turnaround consulting contracts. The other non-recurring item was $588,000 of expenses related to the Merger, comprised of professional fees payable to accountants, lawyers, and investment bankers.

         As a result of the foregoing, for the three months ended September 30, 1997, the Company had a net loss of $900,000 compared to a net loss of $23,073,000 for the corresponding quarter in 1996.

Nine Months Ended September 30, 1997
Compared With Nine Months Ended September 30, 1996

         Net revenues for the nine month period ended September 30, 1997 were $39,924,000 compared to $40,902,000 for the first three quarters of 1996.

         Cost of revenues as a percentage of net revenues was 61.6% for the first three quarters of 1997, compared with 70.1% in the first three quarters of 1996. The decrease in cost of revenues is primarily due to the Company's restructuring of its nursing services operations which was completed during the fourth quarter of 1996. The resulting gross profits were $15,331,000 and $12,033,000, or 38.4% and 29.4%, for the quarters ended September 30, 1997 and 1996, respectively.

         Selling, general and administrative expenses were $11,539,000 in the first three quarters of 1997 as compared to $14,976,000 in the first three quarters of 1996. The decrease reflects the cost reductions which were implemented as part of the Company's restructuring program during the fourth quarter of 1996. Most of the reduction was in Corporate administrative expenses.

         Net interest expense was $678,000 for the first three quarters of 1997 compared to $854,000 for first three quarters 1996. The decrease resulted from reduction in borrowed funds.

         Amortization and depreciation were $1,089,000 for the first three quarters of 1997 as compared to $1,498,000 for the first three quarters of 1996, reflecting the fact that a portion of the Company's property and equipment has now been fully depreciated.

         During the third quarter of 1996, the Company discontinued its Infusion Therapy (IV Therapy) business. Loss from discontinued operations amounted to $14,343,000 for the nine months ended September 30, 1996.

         The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income taxes noted relate to state tax obligations.

In addition to the above, the Company recognized two non-recurring expenses that had a significant effect on the nine month results. The first of these is the recognition of $309,000 as additional non-recurring expenses related to the extension of turnaround consulting contracts. The other non-recurring item was $588,000 of expenses related to the Merger, comprised of professional fees payable to accountants, lawyers, and investment bankers.

         As a result of the foregoing, for the nine months ended September 30, 1997, the Company had net income of $1,016,000 compared to a net loss of $24,248,000 for the corresponding quarter in 1996.


FINANCIAL CONDITION

         As of September 30, 1997, the Company's cash and cash equivalents totaled $13,000 compared to $647,000 at December 31, 1996. Undrawn funds available from the Company's Revolving Line of Credit was approximately $281,000 at September 30, 1997.

         Accounts receivable managed by the Company, net of allowances and including accounts receivable that are securitized, declined $2,089,000 to $13,294,000 at September 30, 1997 from $15,389,000 at December 31, 1996.
Receivables from core nursing operations, net of allowances and including accounts that are securitized were $13,145,000 and $13,297,000, at September 30, 1997 and December 31, 1996, respectively. IV receivables, net of allowances and including accounts that are securitized were $148,000 and $2,092,000 at September 30, 1997 and December 31, 1996, respectively.

         The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1997. The Company is currently seeking to extend its existing credit facilities to ensure sufficient funding of the Company's operations through the time of the anticipated Merger closing. In the event the Merger does not close, the Company will seek alternative financing.

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

NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years' information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the three months ended September 30, 1997, EPS would have been $ .09 for basic and $ .09 for diluted. Had SFAS No. 128 been effective for the nine months ended September 30, 1997, EPS would have been $ .10 for basic and $ .05 for diluted.

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

                           1. Calculation of earnings/(loss) per share - Three months and nine months ended September 30, 1997 and 1996

                  B.       Reports on Form 8-K

                           1. A Reports on Form 8-K was filed on October 6, 1997 related to the Agreement and Plan of Merger with Home Health Corporation of America, Inc.

EXHIBIT 1

                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                          OF EARNINGS (LOSS) PER SHARE
                (In thousands, except for per common share data)

                                                               Quarter ended    Quarter ended
                                                               Sept. 30, 1997   Sept. 30, 1997
                                                                  --------        --------
Computation of weighted average number of
common and equivalent shares outstanding:

Primary -
Weighted number of shares outstanding                               10,219           9,066
Dilutive effect of stock options                                     1,634               0
                                                                  --------        --------
Weighted average number of common and
equivalent shares                                                   11,853           9,066
                                                                  ========        ========
Income / (loss) from continuing operations                        $   (900)       $ (8,621)
Discontinued Operations:
     Loss from operations per common share -                             0          (1,573)
     Loss from sale of IV business per common share                      0         (12,879)
                                                                  --------        --------
Net income / (loss)                                               $   (900)       $(23,073)
                                                                  ========        ========

Income / (loss) from continuing operations per common share       $  (0.08)       $  (0.95)
Discontinued Operations:
     Loss from operations per common share -                                         (0.17)
     Loss from sale of IV business per common share                      0           (1.42)
                                                                  --------        --------
Net income / (loss) per common share                              $  (0.08)       $  (2.54)
                                                                  ========        ========

                            U.S. HOMECARE CORPORATION
                                   CALCULATION
                          OF EARNINGS (LOSS) PER SHARE
                (In thousands, except for per common share data)

                                                               Nine months ended    Nine months ended
                                                                Sept. 30, 1997       Sept. 30, 1997
                                                                  --------              --------
Computation of weighted average number of
common and equivalent shares outstanding:

Primary -
Weighted number of shares outstanding                                9,941                 8,733
Dilutive effect of stock options                                     1,622                  0
                                                                  --------              --------
Weighted average number of common and equivalent shares             11,563                 8,733
                                                                  ========              ========

Income / (loss) from continuing operations                        $  1,016              ($ 9,905)
Discontinued Operations:
     Loss from operations per common share -                             0                (1,464)
     Loss from sale of IV business per common share                      0               (12,879)
                                                                  --------              --------
Net income / (loss)                                               $  1,016              ($24,248)
                                                                  ========              ========

Income / (loss) from continuing operations per common share       $   0.09              ($  1.12)
Discontinued Operations:
     Loss from operations per common share -                            --                 (0.17)
     Loss from sale of IV business per common share                      0                 (1.47)
                                                                  --------              --------
Net income / (loss) per common share                              $   0.09              ($  2.76)
                                                                  ========              ========

Fully diluted - *
Weighted average number of shares outstanding                        9,941
Dilutive effect of stock options                                     1,819
Conversion of $35.00 Preferred Stock                                 7,152
                                                                  --------
Weighted average number of common and equivalent shares             18,912
                                                                  ========

Net income (loss) per common share                                $   0.05
                                                                  ========

* Fully diluted earnings per share for the nine months ended September 30, 1996 is not computed as the effect of common stock equivalents on a net loss is anti-dilutive.

                            U.S. HOMECARE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           U.S. HomeCare Corporation


        November 14, 1997                          /s/ Jay C. Huffard
---------------------------                -----------------------------------
Date                                       President and Chief Executive Officer
                                           (Principal Executive Officer)



        November 14, 1997                         /s/ Clifford G. Johnson
---------------------------                -----------------------------------
 Date                                      Vice President Finance and
                                           Administration and Chief
                                           Financial Officer
                                           (Principal Financial Officer)