Form 10-K/A
period 1996-12-31
US HOMECARE CORP
filed 1998-01-14
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the year ended December 31, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from - to -.



         Commission File Number 0-19240

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)

NEW YORK                                                    13-2853680
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


TWO HARTFORD SQUARE WEST, SUITE 300, HARTFORD, CT           06106
(Address of principal executive offices)                    (Zip Code)

(860) 278-7242
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                            Name of each
                                                            exchange on which
Title of Each Class                                         registered

COMMON STOCK, $.01 PAR VALUE                                OTC BULLETIN BOARD


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

         Documents Incorporated by Reference

                   NONE.



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the Year Ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Exhibit 1.        Financial Statements and Schedules

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. HomeCare Corporation



                                        By:    /s/ Clifford G. Johnson
                                               ---------------------------------
                                        Name:  Clifford G. Johnson
                                        Title: Chief Financial Officer

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

         In 1992, the Company adopted an accelerated expansion strategy, opened offices in a number of new geographic markets, developed a new and sizable base of Medicare business in South Florida, and, in late 1992, consummated a significant infusion therapy acquisition in the greater New York metropolitan area. Management underestimated the financial, managerial and system resources necessary to execute its expansion strategy. As a result, the Company failed to successfully implement its expansion strategy and began to incur operating losses in the second quarter of 1993.

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

         The restructuring steps that the Company undertook at the end of September 1996 resulted in the following. On October 31, 1996, the Company completed the sale of certain assets (not including accounts receivable) of its IV therapy business for approximately $2.0 million in cash. The sale had an effective date of October 1, 1996. As a result of the sale the operations of the IV therapy business has been treated as a discontinued operation. The Company recorded a loss on disposal of the IV therapy business of $13.8 million. Such loss on sale, which was net of the cash proceeds of the sale of approximately $2,000,000, included (1) a write-off of $11.6 million of goodwill and other intangible assets, (2) additional provisions for losses on accounts receivable of $2.6 million, and (3) $1.6 million related to a charge for severance and other anticipated costs during the phase out period. The loss from IV operations in the 1996 period was $1.5 million including a provision of $1.1 million for legal settlements. The Company also recorded a provision for restructuring and other nonrecurring charges of $3.6 million which was comprised of: severance of $.6 million, turnaround consultants' compensation of $1.9 million, an increase in 1994 restructuring reserve of $.5 million and other restructuring costs of $.6 million (including assets write-offs and lease costs). The reserve established for compensation for the turnaround consultants includes cash payments totaling $.4 million and significant performance based equity incentives valued at approximately $1.5 million. The balance of the 1996 reserve for restructuring and other nonrecurring charges was approximately $2.7 million at December 31, 1996.

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

         The Company has a Receivables Purchase and Servicing Agreement (the "Securitization Program"), which allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $10.0 million. The net proceeds from the sale of accounts receivable through the Securitization Program at December 31, 1996 were $7.5 million. On March 27, 1997 the maturity date of the Securitization Program was extended to January 2, 1998. The Company will be required to adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The adoption will not change the accounting for the accounts receivable securitization.

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

                                                 FIRST            SECOND           THIRD           FOURTH
                                                QUARTER          QUARTER          QUARTER          QUARTER
                                                -------          -------          -------          -------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Net revenues ...........................        $ 14,262         $ 14,481         $ 13,557         $ 14,183
Income/(loss) from continuing operations
     before interest and income taxes ..            (423)            (242)          (8,300)           1,657
Income/(loss) from discontinued
     operations ........................             171              (62)         (14,452)            (900)
Net income (loss) ......................            (567)            (608)         (23,073)             455
Income (loss) per share(2) .............        $   (.07)        $   (.07)        $  (2.54)        $    .05

1995
Net revenues ...........................          13,581           14,296           13,937           14,636
(Loss) from continuing operations
     before interest and income taxes ..            (887)            (342)            (301)            (440)
Income from discontinued operations ....             135              206              336              519
Net loss ...............................            (974)            (337)            (190)            (297)
Loss per share(2) ......................        $   (.12)        $   (.04)        $   (.02)        $   (.04)

------------------

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report................................................F-2


Consolidated Balance Sheets as of December 31, 1996 and 1995................F-3


Consolidated Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994........................................F-4


Consolidated Statements of Stockholders' Equity (Deficit) for
    the years ended December 31, 1996, 1995 and 1994........................F-5


Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.......................................F-6


Notes to Consolidated Financial Statements..................................F-7


Schedule II - Valuation and Qualifying Accounts.............................S-1


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



Deloitte & Touche LLP
Hartford, Connecticut
March 27, 1997

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1996            1995
                                                                      ------------     ----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $    647         $    225
     Accounts receivable, net of allowance
         for doubtful accounts of $3,843 and $2,960 - Note 2              7,925           15,480
     Other current assets                                                 1,225            2,329
                                                                       --------         --------
            TOTAL CURRENT ASSETS                                          9,797           18,034
                                                                       --------         --------

PROPERTY AND EQUIPMENT, net                                               2,578            3,875
                                                                       --------         --------

OTHER ASSETS
     Excess cost over net assets acquired, net
         of accumulated amortization of $653  and $2,496                  1,581           11,669
     Intangible assets, net of accumulated
         amortization of $5,165 and $6,573                                  822            3,735
     Other                                                                  767            1,128
                                                                       --------         --------
            TOTAL OTHER ASSETS                                            3,170           16,532
                                                                       --------         --------
TOTAL ASSETS                                                           $ 15,545         $ 38,441
                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
     Current maturities of long-term debt                              $    346         $  1,119
     Accounts payable                                                     3,175            4,205
     Accrued Expenses - Note 6                                            4,509            2,229
     Reserve for restructuring and other non-recurring charges            3,670            1,172
     Accrued payroll and related costs                                    1,608            1,123
                                                                       --------         --------
            TOTAL CURRENT LIABILITIES                                    13,308            9,848
                                                                       --------         --------

OTHER LIABILITIES
     Bank revolving lines of credit                                       7,980           11,766
     Capital lease obligations and other long-term debt                       3              758
     Other                                                                1,309              154
                                                                       --------         --------
         TOTAL OTHER LIABILITIES                                          9,292           12,678
                                                                       --------         --------
TOTAL LIABILITIES                                                        22,600           22,526

COMMITMENT AND CONTINGENCIES - Note 8

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.01 par value,  20,000,000 shares
         authorized, 9,130,303 and 8,782,963 shares outstanding              94               88
     Preferred stock, $1 par value, 484,000 authorized, 328,569
         shares outstanding                                                 328              328
     Additional paid-in capital                                          44,923           45,688
     Accumulated deficit                                                (52,400)         (28,607)
     Treasury stock at cost, 0 and 277,936 shares                             0           (1,582)
                                                                       --------         --------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (7,055)          15,915
                                                                       --------         --------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY (DEFICIT)                                                     $ 15,545         $ 38,441
                                                                       ========         ========

See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       YEAR ENDED DECEMBER 31
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

                                      U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                    (In thousands)

                                                    Series B
                             Common Stock        Preferred Stock                    Treasury Stock
                             ------------        ---------------     Additional     --------------
                                                                       Paid-In                             Accumulated
                             Shares   Amount    Shares    Amount       Capital      Shares     Amount         Deficit
                             ------   ------    ------    ------       -------      ------     ------         -------

Balance, January 1, 1994      8,547     $85       --      --          $ 35,924        (303)   ($2,557)          ($44)

Private placement                --      --       57    $ 57             1,910          --         --             --

Exercise of options               5      --       --      --                23          --         --             --

Preferred dividends              --      --       --      --               (40)         --         --             --

Net loss                         --      --       --      --                --          --         --        (26,765)
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1994
                              8,552      85       57      57            37,817        (303)    (2,557)       (26,809)

Private placement                --      --      271     271             8,391          --         --             --

Purchase of treasury stock
  from a related party           --      --       --      --                --        (200)      (329)            --

Preferred dividends              --      --       --      --            (1,263)        225      1,304

Stock issued in lieu of
  cash for accounts payable
  settlement                    231       3       --      --               545          --         --             --

Stock issued under
Employee Stock Savings
  Plan                           --      --       --      --               198          --         --             --

Net loss                         --      --       --      --                --          --         --         (1,798)
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1995
                              8,783      88      328     328            45,688        (278)    (1,582)       (28,607)

Preferred dividends              95       1                             (1,583)        278      1,582

Stock issued in lieu of
  cash for accounts payable
  settlement                    534       5                                807

Stock issued under
  Employee Stock Savings
  Plan                            8                                         11

Net loss                                                                                                     (23,793)
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1996
                              9,420     $94      328    $328          $ 44,923          -- $      --        ($52,400)
                              ---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


                                                         F-5

                                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                      1996              1995             1994
                                                                     --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                                      ($23,793)        ($ 1,798)        ($26,765)

       Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

           Write-off of goodwill and intangible assets                 11,577
           Depreciation and amortization                                2,510            3,456            6,612
           Provision for bad debts                                      3,759            1,757            8,046
           Non-cash charges                                             1,470               59              581
           Deferred income taxes                                                          (280)             202
           Gain on return of leased assets                                                 (24)
       Changes in operating assets and liabilities:
           Decrease/(increase) in accounts receivable                   3,796           (3,855)           2,596
           Decrease in other current assets                             1,104            2,301            3,458
           Decrease/(increase) in other assets                            361             (425)            (425)
           Increase/(decrease) in accounts payable
                and accrued expenses                                    2,062           (3,389)           2,290
           Increase/(decrease) in restructuring reserve                 1,494           (3,047)           5,703
           Increase/(decrease) in accrued payroll
               and related costs                                          485               38              (21)
           Increase in other liabilities                                1,155
                                                                     --------         --------         --------
Net cash provided by/(used in) operating activities                     5,980           (5,207)           2,277
                                                                     --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

       (Purchases)/disposition of property and equipment, net            (255)            (114)              16
                                                                     --------         --------         --------

       Net cash (used in)/provided by investing activities               (255)            (114)              16
                                                                     --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES

       (Payments on)/proceeds from promissory note                                      (2,000)           2,000
       Proceeds from borrowing long-term debt                                            3,000              378
       Payments on capital leases and long-term debt                   (5,314)          (3,201)          (6,452)
       Purchase of treasury stock                                                         (329)
       Decrease in cash overdraft                                                       (1,247)             (43)
       Issuance of common stock                                            11
       Issuance of preferred stock                                                       8,664            1,950
                                                                     --------         --------         --------
       Net cash (used in)/provided by financing activities             (5,303)           4,887           (2,167)
                                                                     --------         --------         --------

       Net increase/(decrease) in cash                                    422             (434)             126
       Cash and cash equivalents, beginning of year                       225              659              533
                                                                     --------         --------         --------

       Cash and cash equivalents, end of year                        $    647         $    225         $    659
                                                                     ========         ========         ========

       Cash paid during the year for:
       State income taxes                                            $    169         $     25         $     --

       Interest                                                      $  1,043         $    870         $  1,380
                                                                     ========         ========         ========

See accompanying notes to consolidated financial statements.


                                                      F-6

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

         Net revenues from the discontinued IV therapy operations were approximately $6,541,000, $14,733,000 and $22,715,000 for the years ended
December 31, 1996, 1995 and 1994, respectively. The income (loss) from operations of the IV therapy business was ($1,464,000), $1,196,000 and ($1,710,000) for the years ended December 31, 1996, 1995 and 1994, respectively. As a result of net operating loss tax credit Carry forwards, no income tax benefits have been recognized for the discontinued operations. The December 31, 1996 balance sheet includes approximately $2,000,000 of accounts receivable (net of a $2.9 million allowance for doubtful accounts) related to the assets of the IV therapy business which was sold. The accounts receivable have been retained by the Company.

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

l. Non-cash transactions - Schedule of non-cash transactions for the years ended:

         DECEMBER 31, 1996
         -----------------
Stock issued in lieu of cash
  for accounts payable settlement                                     $  812,000
Preferred Stock dividends paid with common stock                      $1,709,000

         DECEMBER 31, 1995
         -----------------

Write-off of assets against restructuring
  reserve                                                             $1,484,000
Disposal of assets under capital leases                               $  687,000
Stock issued in lieu of cash
  for accounts payable settlement                                     $  548,000
Preferred Stock dividends paid with common stock                      $1,304,000
Disposal of assets under capital leases                               $  167,000

   DECEMBER 31, 1994
   -----------------

Additional property and equipment
          acquired through capital lease                                $102,000
         Disposal of assets under capital leases                        $325,000

 . Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded to employees. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

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

The Company will be required to adopt SFAS, No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The adoption will not change the accounting for the accounts receivable securitization.

The Company maintains a reserve for accounts receivable including receivables sold, based upon the expected collectibility of all accounts receivable.

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       DECEMBER 31,
                                                       (IN THOUSANDS)
                                                    1996           1995
                                                    ----           ----

Leasehold improvements and buildings              $ 2,743        $ 2,663
Furniture and fixtures                              1,970           2,088
Computer and other equipment                        6,889           6,986
                                                  -------        --------
                                                   11,602          11,737
Less accumulated depreciation
    and amortization                                9,024           7,862
                                                  -------        --------
                                                  $ 2,578         $ 3,875
                                                  =======        ========

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

         The tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                      1996             1995
                                                      ----             ----
                                                          (IN THOUSANDS)
Deferred Tax Assets:
     Net operating loss carryforwards             $ 12,920             $  7,140
     Bad debt reserves                               1,537                1,184
     Restructuring reserves                          1,468                  469
     Legal settlements                                 584                  532
     Accrued expenses                                   64                   --
     Other                                             200                  208
                                                  --------             --------

     Total deferred tax assets                      17,673                9,533

Deferred Tax Liabilities:

Depreciation and amortization                         (127)                (154)
                                                  --------             --------

Net Deferred Tax Asset                              17,546                9,379

Valuation Allowance                                (17,546)              (9,533)
                                                  --------             --------

Net Deferred Tax Liability                        $     --             $   (154)
                                                  ========             ========

         For financial reporting purposes, deferred tax assets are reduced by a valuation allowance to an amount that is "more likely than not" to be realized. Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at December 31, 1996 and 1995.

The Company's income tax provision (benefit) consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                            1996           1995           1994
                                           -----           -----          -----
                                                      (IN THOUSANDS)
Current:
     State and Local                       $ 150           $ 154          $ 231
     Federal                                  --              --           (329)
                                           -----           -----          -----

Total Current                                150             154            (98)
Deferred                                                                   (121)
                                           -----           -----          -----

Total provision/(benefit) for              $ 150           $ 154          $(219)
     income taxes                          =====           =====          =====

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


5.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the third quarter of 1996, the Company's Board of Directors made decisions to restructure the operations of the Company and restore its focus on core home nursing operations. The "1996 restructuring plan" included the sale of the Company's IV therapy business discussed in Note 1. Additional actions included the retention of two individual turnaround consultants, implementation of plans to reorganize its home nursing operations in a more cost effective manner, a reduction in both corporate management and non-management expenses and the consolidation of certain offices. It is expected that the reorganization plan will be completed by the end of the second quarter of 1997. As a result of these decisions, the Company recorded a provision for restructuring and other non-recurring charges of $3,619,000 during 1996 which was comprised of: severance of $640,000, turnaround consultants $1,898,000, an increase in 1994 restructuring reserve of $535,000 and other reorganization costs of $546,000 (including asset write-offs and lease costs). The reserve established for compensation for the turnaround consultants includes cash payments totaling $428,000 and significant performance based equity incentives valued at approximately $1,470,000. The balance of the "1996 plan" reserve was approximately $2,719,000 at December 31, 1996 and is related principally to severance costs, turnaround consultant compensation, and obligations for closed facilities.

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

         The Company has recorded a liability at December 31, 1996 of $1,470,000 to account for the issuance of these options to non employees. Such amount approximates the fair value of the services provided.

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

6.       ACCRUED EXPENSE

Accrued expenses consisted of the following:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                  1996                      1995
                                                  ----                      ----
                                                         (IN THOUSANDS)

Legal settlements                                   $1,459                $  828
Medicare                                             1,012                    --
Workers compensation                                 1,398                    39
Other                                                  640                 1,362
                                                    ------                ------
                                                    $4,509                $2,229
                                                    ======                ======

7.       LONG TERM DEBT

                                                               DECEMBER 31,
                                                         ----------------------
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
                                     ------
                                     $8,329
                                     ======


8.   COMMITMENTS AND CONTINGENCIES

a.Operating Leases - The Company leases office space under various leases with terms ranging from one to fifteen years. Rent expense was $1,284,000, $1,330,000, and $2,203,000 for the years ended December 31, 1996, 1995, and 1994 respectively. Future minimum rental commitments under non-cancelable operating leases as of December 31, 1996 are as follows:

                                      (IN THOUSANDS)

                           1997                     $      993
                           1998                            420
                           1999                            317
                           2000                            250
                           2001                            117
                           Thereafter                    1,348
                                                         -----
                                                     $   3,445
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

c.       Litigation -

      i)    HIPS/Abel. The Company reached settlement in November 1996 in HIPS
            v. USHC Infusion, et al (Supreme Court, State of New York, New York County), a suit brought in July 1993 by Home Infusion Pharmaceutical Services, Inc. ("HIPS") in connection with the acquisition (the Acquisition") of assets from HIPS and its affiliate Abel Health Management Services, Inc. and their principal, Edward J. Abel. The settlement is comprised of both cash and Company Common Stock, and is payable in installments through April, 2001.

      ii) Kingsland Litigation. The Company reached settlement in November 1996 in Kingsland Associates v. Abel Health Management Services, Inc. and U.S. HomeCare Infusion Therapy Products Corporation (Supreme Court of the State of New York, Nassau County), a suit which also arose from the Acquisition. This was settled principally in cash payable through April, 1998.

      iii) Debenture Litigation. The Company reached settlement in February 1997 in Smith, Katz and Cole v. U.S. HomeCare Corporation, et al. (Supreme Court of the State of New York, Nassau County), a suit which arose from the 1986 acquisition of Reliable Nurses Aides of Westchester, Inc. This settlement was settled by cash payments scheduled through August, 1998.

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


9. STOCKHOLDERS' EQUITY

a.Common Stock - The Company's authorized Common Stock consists of 40,000,000 shares of Common Stock, par value $0.01 per share, of which 9,419,973 shares were issued and outstanding as of December 31, 1996.

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



                                                        1996                       1995                       1994
                                                      WEIGHTED                   WEIGHTED                   WEIGHTED
                                                      AVERAGE                     AVERAGE                    AVERAGE
                                         1996         EXERCISE       1995        EXERCISE         1994       EXERCISE
                                        SHARES          PRICE       SHARES         PRICE         SHARES       PRICE
                                      ----------      --------     ---------     --------      ---------    ---------
Outstanding at beginning of year       1,966,500       $3.10       1,206,223       $4.25         817,325       $9.50

Granted                                  945,000       $1.26       1,097,232       $2.52       1,074,880       $3.32
Exercised                                     --                                      --         (54,000)      $3.93
Cancelled/expired                     (1,721,000)      $2.86        (336,955)      $5.97        (631,982)      $9.75
                                      ----------                   ---------                   ---------

Outstanding at end of year             1,190,500       $1.61       1,966,500       $3.10       1,206,223       $4.25
                                      ==========                   =========                   =========

Option exercisable at year end           767,067       $1.95       1,151,450       $3.37         739,800       $3.69
                                      ==========                   =========                   =========

The following table summarizes information about stock options outstanding at December 31, 1996:

                                            WEIGHTED
                                             AVERAGE            WEIGHTED                           WEIGHTED
  RANGE OF                                  REMAINING           AVERAGE                            AVERAGE
  EXERCISE              NUMBER             CONTRACTUAL          EXERCISE          NUMBER           EXERCISE
    PRICE            OUTSTANDING               LIFE              PRICE          EXERCISABLE         PRICE
 ----------          -----------           -----------          --------        -----------        --------
$1.00-$2.00              835,000              8.8 years          $  1.12          411,667          $  1.24
$2.25-$6.00              335,000              6.6 years          $  2.33          335,000          $  2.33
$6.25-$10.25              20,500              8.0 years           $10.04           20,400          $ 10.04
                       ---------                                                  -------

                       1,190,500                                 $  1.61          767,067          $  1.95
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

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                                             BALANCE
                             BALANCE AT                                                                       AT END
                            BEGINNING OF   CHARGED TO COST           CHARGED TO                                OF
       DESCRIPTION            PERIOD        AND EXPENSE             OTHER ACCOUNTS             DEDUCTIONS     PERIOD
       -----------          ------------   ---------------          --------------             ----------    -------
YEAR  ENDED
DECEMBER  31, 1994:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS       $4,699,577      $8,045,688          $                   --        $4,728,524   $8,016,741
                             ==========                          ======================        ==========   ==========

YEAR  ENDED
DECEMBER  31, 1995:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS       $8,016,741      $1,757,469          $                 --          $6,814,064   $2,960,146
                             ==========                          ======================        ==========   ==========

YEAR  ENDED
DECEMBER  31, 1996:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS       $2,960,146      $3,759,455          $                --           $2,876,141   $3,843,460
                             ==========                          ======================        ==========   ==========

The notes to the financial statements are an integral part of this schedule.