Form 10-K
period 1997-12-31
US HOMECARE CORP
filed 1998-03-31
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the year ended December 31, 1997

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

         While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 27, 1998, (based upon the average bid and asked prices of such Common Stock on the OTC Bulletin Board on March 27, 1998) held by non-affiliates was approximately $4,614,000 and the aggregate market value of outstanding Preferred Stock on March 27, 1998 (based upon the price at which such Preferred Stock was sold) held by non-affiliates was approximately $10,765,000. For this computation, the registrant has excluded the market value of all shares of its Common Stock and Preferred Stock reported as beneficially owned by officers and directors and their affiliates and certain significant shareholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such shareholder is an affiliate of the registrant.

         Documents Incorporated by Reference

                   NONE.

                            U.S. HOMECARE CORPORATION
                            ANNUAL REPORT ON FORM 10K
                                DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                                      PART I
Item 1.   BUSINESS......................................................................................  1
Item 2.   PROPERTIES.................................................................................... 11
Item 3.   LEGAL PROCEEDINGS............................................................................. 12
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................... 12

                                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS ............................................................... 13
Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA ......................................................... 14
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................................................. 15
Item 7.A. MARKET RISK DISCLOSURES....................................................................... 21
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... 21
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS 0N
                     ACCOUNTING AND FINANCIAL DISCLOSURE................. .............................. 21

                                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................ 22
Item 11.  EXECUTIVE COMPENSATION ....................................................................... 24
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT......................................................................... 28
Item 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS ............................................... 29

                                                      PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K....................................................................... 30

                                     PART I

ITEM 1. BUSINESS

GENERAL

         U.S. HomeCare Corporation (collectively with its subsidiaries, "USHC"or the "Company") is a regional provider of paraprofessional and professional home health care services, including nursing care, personal care, and other specialized therapies. The Company is headquartered in Hartford, Connecticut and has operations in New York (Westchester County, metropolitan New York City, Long Island and upstate New York) as well as Connecticut and Pennsylvania. The Company works with physicians, social service agencies, health care institutions, and patients to identify home care services that are appropriate for the patient's diagnosis and required to implement the physician's plan of treatment. The Company addresses the needs of its patients by coordinating therapies, products, equipment, and support services with the appropriate nursing care. To further its emphasis on a diagnosis-centered approach, the Company has designed specialized programs for patients with particular diseases such as Cancer, AIDS and Alzheimer's disease, and for particular classes of patients such as the developmentally disabled and hospice patients.

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

         At the end of September 1996, the Company undertook a series of steps to improve operating results, restore financial health and focus on its core home nursing services business. The Company engaged a team of experienced turnaround consultants to improve the operating and financial performance of the Company. During the fourth quarter of 1996 the following were accomplished:

         - Corporate overhead was reduced by more than $4 million per annum and branch level overhead and direct costs were reduced by more than $2.5 million per annum;

         - The Company sold the business and operating assets of its home infusion therapy operations as of October 1, 1996; and

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

         During 1997, the Company reported profitable operations through the first six months of the year. During that time the Company pursued the possibility of merging with a larger healthcare company, culminating in an agreement to merge with Home Health Corporation of America (HHCA), which was announced publicly in September 1997.

         US HomeCare announced in December, 1997 that the New York State Attorney General's office had initiated a broad-based investigation into the billing and other practices of companies providing home health care services in New York under Medicaid-funded state programs. US HomeCare was included in the investigation.

         The Company cooperated fully with the State's investigation. In addition, the Company hired outside counsel and initiated its own internal investigation of its billing practices and Medicaid rates. Because of the Company's pending merger with HHCA, US HomeCare asked the Attorney General for expedited review of its investigation of the Company.

         Based on its internal review, the Company concluded that it had meritorious legal defenses for substantially all potential claims by the state for monetary or other penalties based on cost reporting and billing practices related to Medicaid-funded home health care programs. However, the Company also believed that it could take substantial time and expense to litigate any of these issues to their conclusion. The Company in January 1998 entered into negotiations with the office of the Attorney General in an effort to reach a rapid resolution of the investigation.

         On Wednesday, February 11, 1998, the Company and Home Health Corporation of America (HHCA) announced that they had mutually terminated their merger agreement.

         Under the terms of a final agreement signed on February 27, 1998, the Company has agreed to settle the state's investigation for a monetary payment of $1.75 million, payable with interest over a period of 36 months. The full amount of the settlement may be prepaid at any time, and the Company has agreed with the state that it will use reasonable efforts to refinance the amount of the settlement as soon as possible.


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

         - Advancements in home care therapies, which allow for care outside of a traditional institutional setting.

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

         The home health care industry consists of four segments: nursing services, infusion therapy, respiratory therapy and home medical equipment. The Company operates in the nursing services segment. The nursing services segment includes the provision of both professional and paraprofessional nursing and personal care in the home, and is estimated to represent two-thirds of expenditures within the home health care market, or approximately $17 billion in 1995. Approximately 70% of nursing services are provided to people over the age of 65 and primarily consist of non-technical, medically related personal care services related to assisted living. Such services are often intended to prevent costly, premature and/or unnecessary institutionalization of the patient. The primary diagnoses of patients receiving home nursing care are cardiovascular and cerebrovascular disease, respiratory disease, orthopedic conditions, carcinomas, diabetes, and central nervous system problems.

         The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates (for example, certificates of need in New York) that permit them to provide services that the Company cannot provide currently.


RELATIONSHIPS WITH REFERRAL SOURCES

         The development and growth of the Company's business depends to a significant extent on its ability to establish and maintain close working relationships with home care and social service agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers. There can be no assurance that the Company's existing relationships with these referral sources will be successfully maintained or that additional relationships will be successfully developed and maintained. In March 1994, VNS HomeCare

("VNS"), a non-profit home health care institution in New York City informed the Company that it intended to reduce the Company's overall caseload due to substandard administrative performance ratings. Consequently, the Company's net revenues attributable to VNS declined from $8.8 million (16%) for the year ended December 31, 1994, to $6.2 million (11%) for the year ended December 31, 1995, and to $5.4 million (10%) for the year ended December 31, 1996, and to $4.5 million (8.4%) for the year ended December 31, 1997.

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


NEED TO REFINANCE OR EXTEND EXISTING CREDIT FACILITIES

         All of the Company's existing credit facilities, including its accounts receivable securitization program, are scheduled to mature in January 1999. The Company will need to replace these credit facilities to ensure sufficient funding of the Company's operations. There can be no assurance that such financing will be available when needed or, if available, that it will be available on terms acceptable to the Company.

LIQUIDITY OF US HOMECARE COMMON STOCK

         The Company's Common Stock is currently trading on the OTC Bulletin Board under the symbol "USHO". Thus, only bid and asked prices between dealers (rather than sales prices) are currently available with respect to the Common Stock. The fact that the Company is trading on the OTC Bulletin Board rather than on Nasdaq or an exchange might cause the market price of the Common Stock to be lower than it otherwise would be. Thus, holders of the Common Stock might not realize the extent of liquidity as they might were the stock listed on Nasdaq or a national securities exchange.


DEPENDENCE ON REIMBURSEMENT BY THIRD PARTY PAYORS

         A substantial portion of the Company's revenues are derived directly or indirectly from government-sponsored health care programs, including Medicaid and Medicare. The Company receives direct payments from both Medicare (approximately 15% of revenue) and Medicaid (approximately 9% of revenue). The Company also derives significant revenues indirectly from the Medicaid program through contracts with local government agencies (approximately 11.6% of revenue), such as the Department of Social Services of Westchester County. In addition, a substantial portion of the Company's business is derived as a sub-contractor to Medicare-Certified and Medicaid-Certified agencies. As a result, the Company would likely be adversely affected by any rate freezes, payment delays, cutbacks in coverage or any other adverse actions taken with respect to Medicare and Medicaid and there can be no assurance that such actions will not be taken in the future.

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

         In its core market operations the Company is required to file cost reports for two of its upstate New York offices, for its Connecticut operations, and for its Pennsylvania operations as well as for its home office operations. Cost reports for all of the Company's Medicare certified operations have been settled through June 1995 although they remain subject to reopening through November 1998. The remaining cost reports filed for periods through December 31, 1996 are in various stages of review, audit and or settlement with the fiscal intermediaries. While the Company has recorded estimated settlements for these open cost report periods there can be no assurance that final settlements will not result in future assessments against the Company. Such assessments could result in reductions in revenue recorded.

         The Balanced Budget Act of 1997 created a new Medicare reimbursement structure that is called the Interim Payment System (IPS). This new structure establishes new cost reimbursement limitations that are affecting many homecare companies to a severe level. The Company believes that, due to the limited amount of its business that is directly reimbursed by Medicare, the impact on it resulting from the IPS legislation will not be material. However, the Company as a result of this legislation may experience additional pressure on rates paid it by those of its clients who derive a material portion of their revenues from Medicare.

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

         Under both the Omnibus Budget Reconciliation Act of 1933 ("Stark II") and certain state legislation, it is unlawful for a physician to refer patients for certain designated health services to an entity with which the physician has a financial relationship. A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The entity is prohibited from claiming payment under the Medicare or

Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can receive civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare and Medicaid programs.

         In New York State, a certificate of need ("CON") must be obtained in order to be certified to participate in the Medicare and Medicaid programs. The Company does not have CONs covering its Westchester County, metropolitan New York and Long Island branches and is therefore not certified as a Medicare provider for such branches. A majority of the Company's business in these branches is therefore derived as a subcontractor to Medicare-certified and Medicaid-certified agencies or as a contractor with local government agencies. In upstate New York (which was an acquired operation), the Company does have CONs.

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


ABILITY TO ATTRACT KEY MANAGEMENT AND DEPENDENCE ON HEALTH CARE PROFESSIONALS

         The Company's future success will depend in large part on its ability to attract and retain senior management personnel and branch-level management. In addition, the Company is dependent on its staff of professional nurses and its other health care professionals and paraprofessionals. Competition for qualified management personnel and health care professionals and paraprofessionals is strong. The inability to attract, retain or motivate management and sufficient numbers of qualified health care professionals and paraprofessionals could adversely affect the Company's business and prospects. Although the Company has been generally able to meet its staffing requirements for professional nurses and other health care staff, the Company has experienced occasional staffing shortages at certain of its offices, and an increase in competition, or a decline in its ability to meet its staffing needs, in the future could have a material adverse effect on the Company's profitability and on the Company's ability to maintain or increase its patient base at certain or all of its branch offices.


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


COMPETITION

         The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. The Company believes that the programs provided, the quality of care and service provided, reputation, and the level of charges for services are significant competitive factors. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than the Company and may, in certain locations, possess licenses or certificates (for example, CONs in New York State) that permit them to provide services that the Company cannot currently provide. There can be no assurance that the Company will not encounter increased competition in the future that could limit the Company's ability to maintain or increase its business and could adversely affect the Company's operating results.


EMPLOYEES

         As of December 31, 1997, the Company had more than 3,000 employees. The Company believes that its employee relations are good. None of the Company's employees is represented by a labor union.


PATENTS AND TRADEMARKS

         The Company has no material patents or trademarks.


BACKLOG OF ORDERS AND INVENTORY

         The Company has no backlog of orders.


OTHER

         The Company does not have significant research and development expenditures. The Company's business is not significantly seasonal in nature.


RISK FACTORS

         The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully provide home health care services to its customers and to successfully collect fees for such services. Inherent in this process are numerous factors that the Company must carefully manage in order to be successful. Some of these factors are: obtaining sufficient cash flow from operations to meet its debt service and pay vendors on a timely basis; complying with the financial covenants in its revolving line of credit, subordinated credit facility and accounts receivable securitization program so the banks would not have the right to declare the amounts outstanding under such facilities immediately due and payable; competing effectively with other home health care providers; establishing and maintaining close working relationships with home care and social service agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers; obtaining adequate reimbursement from third party payors; complying with applicable law regarding the health care industry; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals and maintaining adequate liability insurance. The failure to manage such risks successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

         The following table sets forth the branch offices of the Company in each of its markets.

                                                              DATE OPENED
                                                              OR BUSINESS                 LEASE
LOCATION                                                      ACQUIRED               SQUARE FOOTAGE
--------                                                      --------               --------------
NEW YORK
Hartsdale (regional processing center)                           5/86                   5,968
Brooklyn                                                         1/88                   3,215
Queens                                                           3/89                   4,860
Nassau                                                           3/89                   5,350
Suffolk                                                          3/89                   2,118
Manhattan                                                        5/86                   9,600
Bronx                                                            5/86                   2,275
Scarsdale                                                        5/86                   5,854
Peekskill                                                        5/86                   1,250
Kingston                                                         4/92                   2,600
Latham                                                           4/92                   4,770

CONNECTICUT
Hartford                                                         1/88                   3,238
Hartford (Corporate Headquarters)                                5/86                   3,238
Bridgeport                                                       1/92                   2,061
New Haven                                                        8/92                   1,224

PENNSYLVANIA
Philadelphia                                                     7/90                   6,460
Pittsburgh                                                       9/92                   7,000


         The Company's headquarters are located in Hartford, Connecticut. The Company's nursing services are provided by staff located at branch offices in the Company's markets. All facilities are leased with various expiration dates through the year 2003.

         The Company regularly evaluates the suitability of each location and overall adequacy of its various branch offices in regards to the impact on the efficient operation of the business.

ITEM 3.  LEGAL PROCEEDINGS

     On November 11, 1997, the Company received a Grand Jury subpoena from the New York State Attorney General's Medicaid Fraud Control Unit, which audits all activities and funding pertinent to participation in the Medicaid Program, in connection with its broad-based investigation into the billing and other practices of a number of companies providing home care services in New York under Medicaid-funded state programs.

     As part of the audit, the Attorney General alleged that the Company had been overpaid in that the Company's charges to private paying clients were lower than the Medicaid rates established by the State. The Attorney General acknowledged that the Company did not knowingly cause such overpayment to occur. However, the Attorney General contended that the differential between private charges and the Medicaid rates in effect during the audit period should be repaid to the State.

     The Company cooperated fully with the State's investigation. In addition, the Company hired outside counsel and initiated its own internal investigation of its billing practices and Medicaid rates. Because of the Company's pending merger, US HomeCare asked the Attorney General for expedited review of its investigation of the Company.

     Based on its internal review, the Company concluded that it had meritorious legal defenses for substantially all potential claims by the state for monetary or other penalties based on cost reporting and billing practices related to Medicaid-funded home care programs. However, the Company also believed that litigating these issues could take substantial time and expense.

     The Company in January 1998 entered into negotiations with the office of the Attorney General in an effort to reach a rapid resolution of the investigation. Under the terms of a final agreement signed on February 27, 1998 which terminated the proceeding as to the Company, the Company agreed to settle the state's investigation for a monetary payment of $1.75 million, with $100,000 payable initially and the remainder payable with interest over a period of 36 months. The full amount of the settlement may be prepaid at any time, and the Company has agreed with the state that it will use reasonable efforts to prepay, in part or in full, the unpaid balance at any time the Company refinances its bank debt.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "USHO." The following table presents the quarterly high and low bid quotations, as reported by the Nasdaq National Market through the second quarter of 1996; quotations for third and fourth quarter 1996 and all of 1997 were as reported by on-line services monitoring the OTC Bulletin Board. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                                            1997                        1996
                                                            ----                        ----

                                                   HIGH           LOW             HIGH         LOW
     First Quarter                                 $1.375         $0.688          $2.500       $1.625

     Second Quarter                                $1.375         $0.969          $2.625       $1.625

     Third Quarter                                 $1.531         $0.938          $2.250       $1.250

     Fourth Quarter                                $1.531         $0.906          $1.250       $0.500


         On March 27, 1998 the last reported sales price for the Company's Common Stock on the OTC Market was $0.40625 per share.


HOLDERS

         At December 31, 1997, there were approximately 400 record holders of Common Stock.


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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The financial data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations and balance sheet data for the years ended December 31, 1995, 1996 and 1997 and at December 31, 1996 and 1997 respectively, have been derived from the Company's audited consolidated financial statements, and are included elsewhere herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                    1993          1994          1995            1996          1997
                                                    ----          ----          ----            ----          ----
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues...................................   $ 62,637      $ 56,351     $ 56,450         $ 55,085       52,635
Cost of revenues..............................      42,016        38,295       37,605           37,815       32,630
                                                  --------      --------     --------         --------       ------
Gross profit...................................     20,621        18,056       18,845           17,270       20,005
Selling, general and administrative expenses ..     25,436        27,382       18,607           19,016       15,931
Provision for litigation settlement ...........         --         2,000           --               --        1,750
Amortization and depreciation .................      5,166         4,875        2,208            1,943        1,613
Restructuring and other non-recurring charges .         --         7,650           --            3,619        1,306
                                                  --------      --------     --------         --------       ------

Loss from continuing operations................     (9,981)      (23,851)      (1,970)          (7,308)        (595)
Interest expense...............................      1,398         1,423          870            1,092          852
                                                  --------      --------     --------         --------       ------

Loss from continuing operations before
provisions (benefit) for income taxes..........    (11,379)      (25,274)      (2,840)          (8,400)      (1,447)
Provision (benefit) for income taxes ..........     (3,606)         (219)         154              150          150
Discontinued operations:
Income (loss) from discontinued operations ....        637        (1,710)       1,196           (1,464)      (1,597)
Loss on sale of IV therapy business ...........         --            --           --          (13,779)
                                                  --------      --------     --------         --------       ------
Net loss ......................................   $ (7,136)     $(26,765)    $ (1,798)        $(23,793)      (1,597)

Dividends to preferred shareholders............         --           (34)        (641)            (690)        (690)
                                                  --------      --------     --------         --------       ------
Net Loss applicable to common shareholders.....     (7,136)      (26,799)      (2,439)         (24,483)      (2,287)
                                                  ========      ========     ========         ========       ======
Basic and diluted loss per share:
Income (loss) from continuing operations ......   $   (.94)     $  (3.04)    $   (.45)        $  (1.04)      $ (.22)
Discontinued operations:
      Income (loss) from discontinued operations       .07          (.21)         .15             (.17)          --
Loss on disposal of IV therapy business .......         --            --           --         $  (1.55)          --
                                                  --------      --------     --------         --------       ------
Basic and diluted loss per share ..............   $   (.87)     $  (3.25)    $   (.30)        $  (2.76)      $ (.22)
                                                  ========      ========     ========         ========       ======

Weighted average common shares outstanding ....      8,244         8,247        8,180            8,868       10,444
                                                  ========      ========     ========         ========       ======

BALANCE SHEET DATA:

Net accounts receivable........................   $ 24,024      $ 13,382     $ 15,480         $  7,925      $ 5,147
Working capital (deficit)......................     19,338        (6,547)       8,186           (3,511)        (345)
Total assets...................................     64,662        43,681       38,441           15,545       10,378
Short-term debt................................      2,747         6,729        1,119              346           --
Long-term debt (less current portion)..........     17,561         9,282       12,524            7,983        7,577
Stockholders' equity (deficit).................     33,408         8,593       15,915           (7,055)      (6,471)

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

         At the end of September 1996, the Company undertook a series of steps to improve operating results, restore financial health and focus on building its core home nursing services business. First, the Company engaged a team of experienced turnaround specialists to improve the operating and financial performance of the Company. During the fourth quarter of 1996, corporate overhead was reduced by more than $4 million per annum and branch level overhead and direct costs were reduced by more than $2.5 million per annum. Second, the Company sold the business and operating assets of its home infusion therapy operations as of October 1, 1996. Finally, the Company settled all of its material litigation and reduced the borrowings under the Company's revolving credit facility from $8.9 million on September 30, 1996 to $5.0 million on December 31, 1996.

         During 1997, the Company pursued the possibility of merging the Company with a larger healthcare company, culminating in the execution of an agreement to merge with Home Health Corporation of America (HHCA) in September 1997.

         US HomeCare announced in December, 1997 that the New York State Attorney General's office had initiated a broad-based investigation into the billing and other practices of companies providing home health care services in New York under Medicaid-funded state programs. US HomeCare was included in the investigation.

         The Company cooperated fully with the State's investigation. In addition, the Company hired outside counsel and initiated its own internal investigation of its billing practices and Medicaid rates. Because of the Company's pending merger with HHCA, US HomeCare asked the Attorney General for expedited review of its investigation of the Company.

         Based on its internal review, the Company concluded that it had meritorious legal defenses for substantially all potential claims by the state for monetary or other penalties based on cost reporting and billing practices related to Medicaid-funded home health care programs. However, the Company also believed that it could take substantial time and expense to litigate any of these issues to their conclusion. The Company in January 1998 entered into negotiations with the office of the Attorney General in an effort to reach a rapid resolution of the investigation.

         On Wednesday, February 11, 1998, the Company and Home Health Corporation of America (HHCA) announced that they had mutually terminated their merger agreement.

         Under the terms of a final agreement signed on February 27, 1998, the Company has agreed to settle the state's investigation of Medicaid billing for the period 1992 through 1997 for a monetary payment of $1.75 million, payable with interest over a period of 36 months. This settlement was accrued as of December 31, 1997. The full amount of the settlement may be prepaid at any time, and the Company has agreed with the state that it will use reasonable efforts to refinance the amount of the settlement as soon as possible.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net revenues from continuing (nursing) operations were $52.6 million in 1997 compared to $55.1 million in 1996. The $2.5 million decline (4.4%) was due to a combination of rate and volume impacts. In most of the Company's markets we maintained our revenue base, but in several we experienced declines due to loss of contracts or due to continued pressure by payor agencies to control costs by cutting utilization and by trimming back on rates they pay for our services.

         Cost of revenues as a percentage of net revenues decreased to 62.0% in 1997 as compared to 68.6% in 1996. The decrease in cost of revenues reflected efforts of company management to more closely monitor costs. Specific areas of cost containment included the management of overtime, transportation costs, and the productivity of salaried clinical resources. Management believes that these savings are permanent.

         Selling, general and administrative expense decreased by $3.1 million or 16.2% to $15.9 million in 1997 compared to $19.0 million for 1996. This decrease primarily reflects the benefits of the restructuring accomplished in the fourth quarter of 1996, primarily the elimination of excessive levels of corporate staff, and tighter control over a wide variety of administrative expenses.

         Interest expense was $0.9 million in 1997 or 21.9% lower than in 1996. The decrease reflects the reduction of average borrowings under the Company's bank facilities in 1997.

         During the year the Company also incurred a $1.75 million cost of settling a regulatory matter with the State of New York, as described in Note
13. This settlement related to Medicaid contract years from 1992 through 1997.

         The Company also incurred $907,000 of expenses related to the terminated merger with Home Health Corporation of America. These expenses were largely professional fees paid to investment bankers, accountants and lawyers.

         The Company also incurred an additional non-recurring charge of $399,000 related to the employment of turnaround consultants, who were originally hired to work with Company management in September 1996. A separate agreement was entered into in 1997 principally related to the proposed sale of the Company.

         Had the Company not incurred the charges for the regulatory settlement, merger, or other non-recurring charges in 1997, net income would have been $1,459,000.

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


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had cash and cash equivalents of approximately $0.3 million. Working capital (deficit) decreased by $3.2 million, from $(3.5) million at December 31, 1996 to a working capital (deficit) of ($0.3) million at December 31, 1997. The improvement in net working capital was primarily a result of a reduction in accounts payable, accrued liabilities and reserves for restructuring and other non-recurring charges offset by collection of IV receivables.

         The reduction in net accounts receivable resulted primarily from the reduction of receivables from the Company's discontinued infusion therapy operations. The Company sold its infusion therapy operations on October 31, 1996 but retained its infusion therapy accounts receivable. Infusion therapy receivables (including off balance sheet receivables, which were sold under the securitization program) were $2.0 million on December 31, 1996 and $11,000 at December 31, 1997.

         Trade accounts payable declined from $3.2 million at December 31, 1996 to $2.5 million at December 31, 1997 reflecting the discontinuance of the Company's infusion therapy business and the payment of accounts payable from improved cash flow.

         Accrued expenses decreased from $4.5 million at December 31, 1996 to $2.8 million at December 31, 1997, resulting primarily from satisfaction of certain accrued amounts related to the company's discontinued operations and payments of legal settlements.

         Cash flow from operating activities for the year ended December 31, 1997 declined $5.4 million to $.6 million from $6.0 million for the year ended December 31, 1996. This decline was principally due to the reduction of reserves for restructuring and other non-recurring charges, payments of accounts payable and accrued liabilities, and payments for merger expenses. Cash flow for financing activities was ($0.8) million for the year ended December 31, 1997, compared to ($5.3) million for the year ended December 31, 1996.

         The Company has a revolving line of credit ("RLOC"), with availability based upon a stated formula applied to "eligible" accounts receivable balances. Borrowings bear interest at the higher of the bank's prime rate plus 2.0% or the federal funds rate plus 1.0%. Remaining availability under the RLOC at December 31, 1997 was $1.0 million. Borrowings under the RLOC are collateralized by substantially all of the Company's assets. The terms of the RLOC provide, among other things, for prepayments in the event that the Company's formula based borrowing capacity is reduced, for maintenance of certain financial ratios and limitations on capital expenditures, acquisitions, and cash dividends. On December 24, 1997 the RLOC agreement was amended and restated to include a revised maturity date of March 31, 1998. On March 26, 1998, the RLOC was extended to January 4, 1999.

         The Company has a $3.0 million subordinated credit facility the ("Subordinated Credit

Facility") with a commercial bank. The Subordinated Credit Facility is 100% guaranteed by the Connecticut Development Authority ("CDA"). On December 24, 1997 the maturity of the Subordinated Credit Facility was extended to March 31, 1998 and the CDA guarantee was extended to March 31, 1998. In connection with the October 1995 issuance of the CDA guarantee, the Company agreed to issue additional warrants (the "Additional Warrants") to the CDA to purchase 735,000 shares of the Company's common stock for $1.5969 per share if the guarantee was not released by April 30, 1997. As a result of the previous extension of the CDA guarantee to January 30, 1998 the Company issued the Additional Warrants to the CDA on March 25, 1997. On March 26, 1998, the Fleet note was extended to
January 15, 1999, and the CDA guarantee was extended to January 30, 1999.

         The Company has a Receivables Purchase and Servicing Agreement (the "Securitization Program"), which allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $9.0 million. The net proceeds from the sale of accounts receivable through the Securitization Program at December 31, 1997 were $6.9 million. On December 24, 1997 the maturity date of the Securitization Program was extended to March 31, 1998. On March 26, 1998, the program was extended to January 4, 1999.

         Sales of substantial amounts of Common Stock in the public market in the future could adversely affect the prevailing market price of the Company's Common Stock. As outlined above, on March 25 and March 27, 1997, the Company issued Warrants exercisable for an aggregate of 913,000 shares of Common Stock exercisable at $1.5969 per share to its RLOC banks and the CDA. In addition, during 1996 the Company issued or committed to issue an aggregate of 644,000 shares in exchange for the cancellation of certain of the Company's obligations (the "Common Shares"). The foregoing securities are all restricted securities within the definition of Rule 144 and are subject to certain resale provisions relating to the manner and notice of sale, availability of current public information about the Company and volume limitations. The holders of the foregoing securities are entitled to have such shares registered by the Company under the Securities Act of 1933, as amended. The Company filed a registration statement registering approximately 11,900,000 shares of Common Stock for resale in the second quarter of 1997 and plans to keep such registration statement effective for a minimum of three years.

         The Company believes that its cash position and liquidity will continue to require careful management for the foreseeable future. Cash availability improved during the last quarter of 1996 and in 1997, and the Company expects this improvement to continue in the future.

         The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1998. Beyond 1998, the Company believes that it will need to replace its existing credit facilities to ensure sufficient funding of the Company's operations. The Company is currently in the process of replacing its current credit facilities with a new lender.


YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by December 31, 1998.

         The total cost to the Company of those Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

QUARTERLY INFORMATION

         The following table presents unaudited financial data for the eight quarters beginning January 1, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary have been made to present fairly the following selected quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein.

                                                       FIRST            SECOND           THIRD            FOURTH
                                                      QUARTER           QUARTER         QUARTER           QUARTER
                                                      -------           -------         -------           -------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Net revenues................................         $ 13,754          $ 13,976         $ 12,195          $ 12,710
Income/(loss) from continuing operations
     before interest and income taxes.......            1,213             1,246             (653)           (2,401)
Net income (loss) ..........................              955               961             (900)           (2,613)
Net income (loss) applicable to common
     shareholders...........................              783               789           (1,073)           (2,786)
Basic income (loss) per share(a)............         $    .08          $    .08         $   (.11)         $   (.23)
Diluted income (loss) per share.............         $    .05          $    .05         $   (.11)         $   (.23)

1996
Net revenues................................         $ 13,776          $ 14,032         $ 13,094          $ 14,183
Income/(loss) from continuing operations
     before interest and income taxes.......             (423)             (242)          (8,300)            1,657
Income/(loss) from discontinued
     operations ............................              171               (62)         (14,452)             (900)
Net income (loss) ..........................             (567)             (608)         (23,073)              455
Net income (loss) applicable to common
     shareholders...........................             (739)             (780)         (23,246)              282
Basic income (loss) per share(a)............         $   (.09)         $   (.09)        $  (2.56)         $    .03
Diluted income (loss) per share.............         $   (.09)         $   (.09)        $  (2.56)         $    .03


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

         During the fourth quarter of 1997 the Company recorded an accrual for $1.75 million representing the costs of settlement of the New York Medicaid investigation. Also in the fourth quarter, the Company recognized an additional $319,000 of expenses related to the now terminated merger with HHCA.

(a) The sum of the quarterly basic amounts do not equal the annual amounts due to rounding.

ITEM 7A. MARKET RISK DISCLOSURES

         None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by the item is set forth in the Consolidated Financial Statements on F-1 through F-18 and in the Financial Statement Schedule in S-1 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company and their ages are as follows:


NAME                                           AGE         POSITION WITH THE  COMPANY
----                                           ---         --------------------------
Jay C. Huffard (2)                             56          President, Chief Executive Officer,
                                                           Chairman of the Board and Director

Clifford G. Johnson                            43          Vice President, Finance and Administration,
                                                           Chief Financial Officer, and Corporate Secretary

Hadley C. Ford (3)(4)                          62          Director

John R. Gunn (1)(3)                            54          Director

W. Wallace McDowell, Jr.(2)(4)                 61          Director

Shawkat Raslan (2)(3)                          46          Director

Susan S. Robfogel, Esq.(1)(4)                  55          Director

-----------------------

(1) Member of the Nominating Committee of which Ms. Robfogel is Chairperson.
(2) Member of the Executive Committee of which Mr. Huffard is Chairperson.
(3) Member of the Audit Committee of which Mr. Gunn is Chairperson.
(4) Member of the Compensation Committee of which Mr. McDowell is Chairperson.

         The Company's directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. Each director who is not an employee of the Company receives an annual retainer of $10,000 as compensation for services as a director, except for Mr. Huffard who receives an additional annual fee of $40,000 for his services as Chairman of the Board, and $60,000 for his services as President. Each director who is not an employee of the Company also receives a fee of $1,000 for attending each regular or special meeting of the Board or of its committees. The non-employee directors are also reimbursed for expenses incurred in connection with performing their respective duties as directors of the Company. Directors who are employees receive no additional compensation for their services as directors of the Company. During 1995, the Board did not receive its $10,000 retainer and meeting fees. The Company satisfied the 1995 amounts as well as the 1996 amounts due during 1996 through the issuance of shares of Common Stock equal in value to such fees. Fees for 1997 were also paid in stock, with the final stock issuance occurring in January 1998.

         Jay C. Huffard has been a director of the Company since 1988, Chairman of the Board of Directors since July 1991, interim President and Chief Executive Officer from October 1996 to July

1997, at which time he was named President and Chief Executive Officer. Since 1988, Mr. Huffard has been Managing Director of Huffard & Co. LP From 1987 to 1988, he was Chief of Staff to the Chairman of The Equitable. From 1980 to 1988, Mr. Huffard served in various executive capacities at Donaldson, Lufkin & Jenrette Securities Corporation, including Executive Vice President and Managing Director, and Chairman or Chief Executive of certain direct or indirect subsidiaries thereof. Since 1993 Mr. Huffard has been a Managing Director and Principal of Prima Management Corp., a direct investment firm.

         Clifford G. Johnson joined the Company in April 1997 and served as Vice President, Finance and Administration & Chief Financial Officer of the Company since May 1997. Prior to joining the Company, Mr. Johnson was Chief Financial Officer of Medical Alliances, Inc. from April 1996 to April 1997, Controller of Physicians Health Services from September 1994 to December 1995, Controller and Treasurer of Connecticare, Inc. from August 1992 to September 1994, various management positions at Aetna Life and Casualty from July 1982 to August 1992. Prior to July 1982 Mr. Johnson was with Coopers and Lybrand. Mr. Johnson is a Certified Public Accountant.

         W. Wallace McDowell, Jr., has been a director of the Company since August 1992. Since December 1994, Mr. McDowell has been a private investor. From January 1991 to December 1994 Mr. McDowell has been a Managing Director of MLGAL Partners, LP, the General Partner of an investment partnership concentrating on leveraged transactions. From 1983 to 1990, Mr. McDowell was Chairman and Chief Executive Officer of The Prospect Group, Inc., a public diversified holding company. He serves as a director of Children's Discovery Centers of America, Inc., Jack Morton Productions, and Grossman's, Inc., and is Chairman of Interactive Technologies, Inc. In addition, Mr. McDowell is a Trustee of The Excelsior Funds, a family of mutual funds.

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

        Shawkat Raslan has been a director of the Company since December 1991. Since 1983, Mr. Raslan has been President and Chief Executive Officer of International Resource Holdings, Inc., an asset management and investment advisory service for international clients. He serves as a director of several companies, including Apogee Inc., a mental health rehabilitation company, Foster Management, a health care investment fund, and Tiedemann Goodnow International, an equity fund. Since 1993, Mr. Raslan has been a Managing Director and Principal of Prima Management Corp., a direct investment firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         All required filings were made in a timely fashion.


ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term compensation paid by the Company during the 1997, 1996 and 1995 fiscal years to all individuals serving as the Company's chief executive officer or acting in a similar capacity during 1997 and the other highest paid executive officers of the Company whose compensation was in excess of $100,000 as of the end of the last fiscal year (collectively, the "Named Executive Officers"):

                                          ANNUAL                          LONG-TERM
                                       COMPENSATION                      COMPENSATION
                                                                                  SECURITIES
                                                                  OTHER ANNUAL     UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR         SALARY           COMPENSATION     OPTIONS GRANTED      COMPENSATION
                                                   ($)                ($)               (#)                 ($)
Jay C. Huffard                      1997        122,500(3)             0              100,000(4)             0
Interim President, Chief            1996        108,000(1)             0                    0                0
Executive Officer,                  1995         72,000(2)             0                    0                0
Chairman and Director

Clifford G. Johnson                 1997         89,682(5)             0               50,000(4)             0
Vice President, Finance and         1996         N/A                   N/A            N/A                    N/A
Administration & Chief              1995         N/A                   N/A            N/A                    N/A
Financial Officer

----------------



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

(3) Mr. Huffard's 122,500 consists of $60,000 paid as compensation for services as President, $40,000 for service as Chairman, and $22,500 as fees for attending various Board meetings. The $22,500 was paid with Common Stock.
                                       24

(4)      Granted pursuant to the 1995 Stock Option/ Stock Issuance Plan.

(5) Mr. Johnson received $89,682 during 1997, based on a salary of $125,000 per annum.





EMPLOYMENT ARRANGEMENTS

         Jay C. Huffard's annual compensation as President & Chief Executive Officer is $60,000. Mr. Huffard's annual compensation as Chairman of the Board is $40,000.

         Clifford G. Johnson's annual salary as Vice President, Finance and Administration & Chief Financial Officer of the Company was $125,000 with a target bonus opportunity of $30,000. Stock options to purchase an aggregate of 50,000 shares of Common Stock were granted to Mr. Johnson on May 12, 1997. The commencement date of his employment with the Company was April 8, 1997. These options are exercisable at $1.00, the fair market value of the Company's Common Stock on the grant date. Of the 50,000 option shares, one third were vested on issuance, with the remaining vesting on May 12, 1998 and 1999 (subject to acceleration of vesting upon an acquisition of the Company by a merger or by a stock or asset sale).

         In the event that Mr. Johnson's employment is terminated, he is entitled to his base salary, on a monthly basis, for six months.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table shows, with respect to the Named Executive Officers, certain information concerning the grant of stock options in 1997.


                           INDIVIDUAL GRANTS                                     POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED
                                                                                 ANNUAL RATES OF STOCK
                                                                                 PRICE APPRECIATION FOR
                                                                                   OPTION TERM(1)
----------------------------------------------------------------------------------------------------------------------------
NAME                   NUMBER OF             PERCENT OF           INITIAL            EXPIRATION        5%                10%
                       SECURITIES            TOTAL OPTIONS        EXERCISE           DATE
                       UNDERLYING            GRANTED TO           PRICE
                       OPTIONS               EMPLOYEES IN         ($/SHARE)
                       GRANTED               FISCAL YEAR(2)
                       ----------           ---------------       ---------          ----------       ------           -----
Jay C. Huffard        100,000(4)                 67%                $1.00             1/7/07           152,790         143,293
Clifford G. Johnson    50,000(3)                 33%                $1.00            5/12/07          $ 31,445        $ 79,687
                                             ------                                  -------           -------         -------

--------------

(1 This column reflects the potential realizable value of each grant assuming that the market value of the Company's stock appreciates at five percent and ten percent annually from the date of grant over the term of the option. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the assumed five percent and ten percent levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made

(2) Based on options for 50,000 shares granted to employees and directors in 1996 under the Company's 1995 Stock Option/Stock Issuance Plan.

(3) Mr. Johnson was granted an option on May 12, 1997 to purchase 50,000 shares of the Company's Common Stock at and exercise price of $1.00 per share. On May 12, 1997, the fair value of the Company's stock was $1.00.

(4) Mr. Huffard was granted an option on January 7, 1997 to purchase 100,000 shares of the Company's Common Stock at $1.00 per share, which exceeded the market value at the time of the grant.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


         The following table sets forth certain information with respect to the Named Executive Officers regarding stock options during the year ended December 31, 1997. No stock options were exercised by such persons in 1997.

                                      NUMBER OF                                 VALUE OF
                                UNEXERCISED OPTIONS AT                         UNEXERCISED
                                   FISCAL YEAR END                       IN-THE-MONEY OPTIONS AT
                                                                           FISCAL YEAR END (1)
NAME                        EXERCISABLE      UNEXERCISABLE            EXERCISABLE         UNEXERCISABLE
----                        -----------      -------------            -----------         -------------
Jay C. Huffard                 85,000           140,000                    0                   0
Clifford G. Johnson            16,666            33,334                    0                   0


(1) Based on a closing price on the OTC Market of $.938 per share of Common Stock on December 31, 1997, there were no unexercised in-the-money options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1997, Messrs. Ford and McDowell and Ms. Robfogel served as members of the Compensation Committee. There were no Compensation Committee interlocks between the Company and any other entity during 1997. Ms. Robfogel is a partner in the law firm of Nixon, Hargrave, Devans & Doyle, which the Company has retained from time to time.

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

                                                                                          PERCENT OF
                                                          SHARES BENEFICIALLY               SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                        OWNED(2)                  OUTSTANDING(2)
---------------------------------------                        --------                  --------------
Jay C. Huffard                                                1,253,647(6)(7)(8)              9.7%

Clifford G. Johnson                                                  16,666(3)                *

W. Wallace McDowell, Jr                                             140,784(7)(9)             1.2%

Shawkat Raslan                                                      924,650(7)(8)             7.2%
   c/o International Resources Holdings, Inc.
770 Lexington Ave New York, NY 10021

Susan S. Robfogel                                                    65,273(7)                *

John R. Gunn                                                         71,386(7)                *

Hadley C. Ford                                                      101,232(7)(10)            *

All directors and executive officers as a group
  (7 persons)                                                     1,766,376(11)               13.5%

John W. Gildea                                                    1,735,819(12)               14.3%

Network Fund III, Ltd.                                            1,076,819(12)                8.9%

Connecticut Development Authority                                 1,551,302                   11.4%
     999 West Street
     Rocky Hill, CT  06067

W. Edward Massey                                                  1,013,179(12)                8.4%
     173 Spring Valley Road
     Ridgefield, Connecticut 06877

Prima Partners, L.P                                                  807,262(7)                8.3%
     115 East 69th Street
     New York, New York 10021

Don A. Sanders                                                     1,631,734(4)               12.8%
     c/o Sanders Morris Mundy Inc.
     3100 Texas Commerce Tower
     Houston, TX 77002

----------------

*        Less than one percent.

(1) Except as where noted otherwise, the address of all persons listed is c/o U.S. HomeCare Corporation, Two Hartford Square West, Suite 300, Hartford, Connecticut 06106.

(2) Gives effect to the shares of Common Stock issuable within 60 days after December 31, 1996 upon the conversion of the $35.00 Preferred and the exercise of all options, warrants and other rights beneficially held by the indicated shareholder of that date.

(3) Includes 16,666 shares issuable upon exercise of options granted under the 1995 Stock Option and Issuance Plan.

(4) Includes 355,876 shares of Common Stock held by The Lindward Group, of which W. Edward Massey, is a general partner. Also includes 3,984 shares of Common Stock held by Mr. Massey under the Company's ESOP.

(5) Includes 428,580 shares of Common Stock issuable upon conversion of 21,429 shares of $35.00 Preferred and 2,501 shares of Common Stock issuable upon exercise of warrants.

(6) Includes 185,552 shares of Common Stock held by Huffard & Co. L.P., of which Jay C. Huffard, Chairman of the Board and a director of the Company, is managing director of the general partner thereof and stock options for 118,333 shares of Common Stock. Does not include additional stock options for 106,667 shares, which will not vest within 60 days of December 31, 1997.

(7) Includes 25,000 shares of Common Stock issuable upon exercise of a stock option granted pursuant to the 1995 Plan's Automatic Grant Program for non-employee directors.

(8) Includes 629,708 shares of Common Stock of the Company issuable upon conversion of 28,928 shares of $35.00 Preferred of the Company held by Prima Partners, L.P. Also includes 37,499 shares of Common Stock issuable upon exercise of warrants issued to Prima Management Corp., the general partner of Prima Partners, L.P. Messrs. Huffard and Raslan are officers, directors and shareholders of Prima Management Corp. and are special limited partners of Prima Partners, L.P.

(9) Includes 31,107 shares of Common Stock of the Company issuable upon conversion of 1,429 shares of $35.00 Preferred. Also includes 2,501 shares of Common Stock issuable upon exercise of warrants.

(10) Includes 32,652 shares of Common Stock of the Company issuable upon conversion of 1,500 shares of $35.00 Preferred.

(11)     See Notes (2) through (10).

(12) Includes 1,076,819 shares held by Network Fund III Ltd and 539,000 shares held by Network Fund IV, Ltd. Mr. Gildea is a manager of both funds.

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

4.4 Stock Purchase Warrant, dated October 6, 1995, granted to The Chase Manhattan Bank. (Filed as Exhibit 4.4 to the Registrant's Annual Report Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

4.5 Stock Purchase Warrant, dated October 6, 1995, granted to Connecticut Development Authority. (Filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

4.6 Stock Purchase Warrant, dated October 6, 1995, granted to Creditanstalt Bankverein. (Filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

4.7 Stock Purchase Warrant, dated March 25, 1997, granted to The Chase Manhattan Bank. (Filed as Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

4.8 Stock Purchase Warrant, date March 25, 1997, granted to Connecticut Development Authority. (Filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

4.9 Stock Purchase Warrant, dated March 25, 1997, granted to Creditanstalt Bankverin. (Filed as Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

4.10 Amendment to Stock Purchase Warrant No. WA-16 dated March 25, 1998 between Registrant and The Chase Manhattan Bank, N.A.

4.11 Amendment to Stock Purchase Warrant No. WA-17 dated March 25, 1998 between Registrant and the Connecticut Development Authority.

4.12 Amendment to Stock Purchase Warrant No. WA-18 dated March 25, 1998 between Registrant and Creditanstalt AG.

10.1 Credit Facility with Bank of New York Commercial Corporation dated March 15, 1989 and related amendments dated February 6, 1991 and April 25, 1991. (Filed as Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 (Registration No. 33-40288) and incorporated herein by reference.)

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

10.6 1995 Stock Option/Stock Issuance Plan. (Filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-31177) and incorporated herein by reference.)

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

10.10 Credit facility with The Chase Manhattan Bank dated March 19, 1993. (Filed as Exhibit 19 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

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

10.24 Amendment Number 1, dated October 31, 1996, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent. (Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.25 Amendment Number 2, dated November 14, 1996 to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent. (Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.26 Amendment Number 3, dated March 25, 1997, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent. (Filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.27 Amendment Number 4, dated December 24, 1997, to the Amended and Restated Credit Agreement amount U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, as agent.

10.28 Amendment Number 5, dated as of March 25, 1998, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent.

10.29 Amendment Number 1, dated November 14, 1996, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, and Fleet Bank, National Associate. (Filed as
         Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.30 Amendment Number 2, dated March 25, 1997, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, and Fleet Bank, National Associate. (Filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.31 Amendment Number 3, dated December 24, 1997, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and Fleet National Bank.

10.32 Amendment Number 4, dated March 24, 1998, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and Fleet National Bank.

10.33 First Amendment to Guarantee Agreement, dated March 25, 1997 between Connecticut Development Authority and Fleet National Bank (Filed as
         Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

10.34 Second Amendment to Guarantee Agreement, dated December 24, 1997 between Connecticut Development Authority and Fleet National Bank.

10.35 Third Amendment to Guarantee Agreement, dated March 26, 1998 between Connecticut Development Authority and Fleet National Bank.

10.36 Consulting Agreement between Mehdi Ali and U.S. HomeCare Corporation dated October 2, 1996. (Filed as Exhibit 10 (a) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference).

10.37 Consulting Agreement between James Laird and U.S. HomeCare Corporation dated October 2, 1996. (Filed as Exhibit 10 (b) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference).

10.38 Settlement Agreement and Mutual Release between G. Robert O'Brien and U.S. HomeCare Corporation dated October 14, 1996. (Filed as Exhibit
         10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.39 Settlement Agreement and Mutual Release between Stephen H. Matheson and U.S. HomeCare Corporation dated October 14, 1996. (Filed as Exhibit
         10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.40 Asset Purchase Agreement dated as of October 31, 1996 among Transworld Acquisition Corp., Transworld Home HealthCare, Inc., U.S. HomeCare Infusion Therapy Services Corporation of New Jersey, and U.S. HomeCare Corporation. (Filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

10.41 Settlement Agreement dated as of November 25, 1996, between U.S. HomeCare Infusion Therapy Products Corporation and U.S. HomeCare Corporation and Edward J. Abel, Abel Health Management Services, Inc. and Home Infusion Pharmaceutical Services, Inc. (Filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

10.42 Settlement Agreement, dated as of November 25, 1996, between U.S. HomeCare Corporation and U.S. HomeCare Infusion Therapy Products Corporation and Kingsland Associates. (Filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)

10.43 Settlement Agreement, dated as of February [ ], 1998 between U.S. HomeCare Corporation and the State of New York.

10.44    Employment Agreement of Clifford G. Johnson, dated [ ], 1997.

10.45 Amendment No.4 to Receivable Purchase and Servicing agreement, between the Company and Chase Manhattan Bank, dated December 23, 1997.

10.46 Amendment No.5 to Receivables Purchase and Servicing agreement, between the Company and Chase Manhattan Bank, dated March 26, 1998.

21.      List of Subsidiaries.

27.1     1997 Financial Data Schedule

27.2     Restated 1996 Financial Data Schedule

27.3     Restated 1995 Financial Data Schedule

27.4     Restated Quarter ended March 31, 1997 Financial Data Schedule

27.5     Restated Quarter ended June 30, 1997 Financial Data Schedule

27.6     Restated Quarter ended September 30, 1997 Financial Data Schedule

27.7     Restated Quarter ended March 31, 1996 Financial Data Schedule

27.8     Restated Quarter ended June 30, 1996 Financial Data Schedule

27.9     Restated Quarter ended September 30, 1996 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. HomeCare Corporation

By:/s/ Jay C. Huffard                                                  March 30, 1998
------------------------------------------
Jay C. Huffard, Interim President
and Chief Executive Officer

By:/s/ Clifford G. Johnson                                             March 30, 1998
------------------------------------------
Clifford G. Johnson, Vice President,
Finance and Administration and Chief
Financial Officer  (Principal Financial and
Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Jay C. Huffard                                                  March 30, 1998
------------------------------------------
Jay C. Huffard, Interim President,
Chief Executive Officer and Director

By:/s/ W. Wallace McDowell, Jr.                                        March 30, 1998
-----------------------------
W. Wallace McDowell, Jr.
Director

By:/s/ Shawkat Raslan                                                  March 30, 1998
------------------------------------------
Shawkat Raslan, Director

By:/s/ Susan S. Robfogel                                               March 30, 1998
------------------------------------------
Susan S. Robfogel, Director

By:/s/ John R. Gunn                                                    March 30, 1998
------------------------------------------
John R. Gunn, Director

By:/s/ Hadley C. Ford                                                  March 30, 1998
------------------------------------------
Hadley C. Ford, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
Independent Auditors' Report...................................................................F-2


Consolidated Balance Sheets as of December 31, 1997 and 1996...................................F-3


Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995...........................................................F-4


Consolidated Statements of Stockholders' Deficit for
    the years ended December 31, 1997, 1996 and 1995...........................................F-5


Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995..........................................................F-6


Notes to Consolidated Financial Statements.....................................................F-7


Schedule II - Valuation and Qualifying Accounts................................................S-1











All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
U.S. HomeCare Corporation
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of U.S. HomeCare Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. HomeCare Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

Hartford, Connecticut
March 30, 1998

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                        DECEMBER 31,     DECEMBER 31,
                                                                           1997             1996
                                                                           ----             ----
CURRENT ASSETS
     Cash and cash equivalents                                           $    313         $    647
     Accounts receivable, net of allowance
         for doubtful accounts of $1,892 and $3,843                         5,147            7,925
     Other current assets                                                   1,339            1,225
                                                                         --------         --------
            TOTAL CURRENT ASSETS                                            6,799            9,797
                                                                         --------         --------

PROPERTY AND EQUIPMENT, net                                                   841            2,578
                                                                         --------         --------

OTHER ASSETS
     Excess cost over net assets acquired, net
         of accumulated amortization of $736 and $653                       1,497            1,581
     Intangible assets, net of accumulated
         amortization of $5,502 and $5,165                                    485              822
     Other                                                                    756              767
                                                                         --------         --------
            TOTAL OTHER ASSETS                                              2,738            3,170
                                                                         --------         --------
TOTAL ASSETS                                                             $ 10,378         $ 15,545
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Current maturities of long-term debt                                $   --           $    346
     Accounts payable                                                       2,528            3,175
     Accrued expenses                                                       2,821            4,509
     Reserve for restructuring and other non-recurring charges                140            3,670
     Accrued payroll and related costs                                      1,655            1,608
                                                                         --------         --------
            TOTAL CURRENT LIABILITIES                                       7,144           13,308
                                                                         --------         --------

OTHER LIABILITIES
     Long-term debt                                                         7,577            7,983
     Other long-term liabilities                                            2,128            1,309
                                                                         --------         --------
         TOTAL OTHER LIABILITIES                                            9,705            9,292
                                                                         --------         --------
TOTAL LIABILITIES                                                          16,849           22,600
                                                                         --------         --------


COMMITMENT AND CONTINGENCIES - Notes 9 and 13

STOCKHOLDERS' DEFICIT
     Common stock, $0.01 par value,  40,000,000 shares
         authorized, 12,130,353 and 9,419,973 shares outstanding              121               94
     Preferred stock, $1 par value, 5,000,000 authorized, 328,569 shares outstanding of $35, 6% convertible preferred stock;
         liquidation preference of $11,500                                    328              328
     Additional paid-in capital                                            47,077           44,923
     Accumulated deficit                                                  (53,997)         (52,400)
                                                                         --------         --------

            TOTAL STOCKHOLDERS' DEFICIT                                    (6,471)          (7,055)
                                                                         --------         --------
TOTAL LIABILITIES & STOCKHOLDERS'
  DEFICIT                                                                $ 10,378         $ 15,545
                                                                         ========         ========

See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                       YEAR ENDED DECEMBER 31
                                                               1997             1996             1995
Net revenues                                                 $ 52,635         $ 55,085         $ 56,450

Cost of revenues, primarily payroll and related costs          32,630           37,815           37,605
                                                             --------         --------         --------
Gross profit                                                   20,005           17,270           18,845

Operating expenses:
     Selling, general & administrative expenses                15,931           19,016           18,607
     Amortization and depreciation                              1,613            1,943            2,208
     Merger expenses                                              907
     Regulatory Settlement                                      1,750
     Restructuring and other non-recurring
        charges                                                   399            3,619             --
                                                             --------         --------         --------

Total operating expenses                                       20,600           24,578           20,815
                                                             --------         --------         --------


Loss from continuing operations before interest
   expense and income taxes                                      (595)          (7,308)          (1,970)
Interest expense                                                  852            1,092              870
                                                             --------         --------         --------

Loss from continuing operations
   before income taxes                                         (1,447)          (8,400)          (2,840)
State income taxes                                                150              150              154
                                                             --------         --------         --------
Loss from continuing operations                                (1,597)          (8,550)          (2,994)
Discontinued operations:
     Income (loss) from discontinued operations                  --             (1,464)           1,196
     Loss on sale of IV therapy business                         --            (13,779)            --
                                                             --------         --------         --------

Net loss                                                       (1,597)         (23,793)          (1,798)
Dividends to preferred shareholders                              (690)            (690)            (641)
                                                             --------         --------         --------
Net loss applicable to common shareholders                   $ (2,287)        $(24,483)        $ (2,439)
                                                             ========         ========         ========

Basic and diluted loss per share:
Loss from continuing operations                              $  (0.22)        $  (1.04)        $  (0.45)
Discontinued Operations:
     Income (loss) from discontinued operation                   --              (0.17)            0.15
     Loss on sale of IV therapy business                         --              (1.55)            --
                                                             --------         --------         --------
Basic and diluted loss per share                             $  (0.22)        $  (2.76)        $  (0.30)
                                                             ========         ========         ========

Weighted average common
  shares outstanding                                           10,444            8,868            8,180
                                                             ========         ========         ========

See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (In thousands)





                                                                Series B        Additional
                                          Common Stock       Preferred Stock      Paid-In        Treasury Stock       Accumulated
                                        Shares   Amount     Shares      Amount    Capital      Shares      Amount       Deficit
                                        ------   ------     ------      ------    -------      ------      ------       -------

Balance, December 31, 1994              8,552    $ 85         57        $ 57     $ 37,817       s(303)    $ (2,557)    $(26,809)

Private placement                                            271         271        8,391

Purchase of treasury stock from
a related party                                                                                 (200)         (329)

Preferred dividends                                                                (1,263)       225         1,304

Stock issued in lieu of cash for
accounts payable settlement               231       3                                 545

Stock issued under
Employee Stock Savings Plan                                                           198



Net loss                                                                                                                 (1,798)
                                        -----------------------------------------------------------------------------------------
Balance, December 31, 1995              8,783      88         328         328      45,688       (278)      (1,582)      (28,607)

Preferred dividends                        95       1                              (1,583)       278        1,582

Stock issued in lieu of cash for
accounts payable settlement               534       5                                 807

Stock issued under
Employee Stock Savings Plan                 8                                          11

Net loss                                                                                                                (23,793)
                                       ----------------------------------------------------------------------------------------


Balance, December 31, 1996              9,420      94        328          328      44,923                               (52,400)

Stock issued in lieu of cash for
accounts payable settlement               494       5                                 525

Exercise of options                     1,553      15                               1,455

Preferred dividends                       663       7                                  (7)

Issuance of Warrants                                                                  181



Net loss                                                                                                                 (1,597)
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1997             12,130    $121        328        $328     $ 47,077         --           --      $(53,997)
                                       ======    ====        ===        ====     ========     ======      =======      ========

See accompanying notes to consolidated financial statements

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     1997             1996            1995
                                                                     ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                   ($ 1,597)        ($23,793)        ($ 1,798)

       Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

           Write-off of goodwill and intangible assets                   -           11,577                -
           Depreciation and amortization                             1,009            2,510            3,456
           Provision for bad debts                                     351            3,759            1,757
           Non-cash charges                                            444            1,470               59
           Deferred income taxes                                         -                -             (280)
           Gain on return of leased assets                               -                -              (24)
       Changes in operating assets and liabilities:
           Decrease/(increase) in accounts receivable                2,427            3,796           (3,855)
           (Increase)/decrease in other current assets                (114)           1,104            2,301
           (Increase)/decrease in other assets                         (11)             361             (425)
           (Decrease)/increase  in accounts payable
                and accrued expenses                                (1,805)           2,062           (3,389)
           (Decrease)/increase  in restructuring reserve              (976)           1,494           (3,047)
           Increase in accrued payroll
               and related costs                                        47              485               38
           Increase in other liabilities                               819            1,155
                                                                  --------         --------         --------
Net cash provided by / (used in) operating activities                  594            5,980           (5,207)
                                                                  --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchases of property and equipment                            (176)            (255)            (114)
                                                                  --------         --------         --------

       Net cash used in investing activities                          (176)            (255)            (114)
                                                                  --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments on promissory note                                       -                -           (2,000)
       Proceeds from borrowings on long-term debt                        -                -            3,000
       Payments on capital leases and long-term debt                  (752)          (5,314)          (3,201)
       Purchase of treasury stock                                        -                -             (329)
       Decrease in cash overdraft                                        -                -           (1,247)
       Issuance of common stock                                                          11
       Issuance of preferred stock                                       -                -            8,664
                                                                  --------         --------         --------
       Net cash (used in)/provided by financing activities            (752)          (5,303)           4,887
                                                                  --------         --------         --------

       Net (decrease) increase in cash                                (334)             422             (434)
       Cash and cash equivalents, beginning of year                    647              225              659
                                                                  --------         --------         --------

       Cash and cash equivalents, end of year                     $    313         $    647         $    225
                                                                  ========         ========         ========

       Cash paid during the year for:
       State income taxes                                         $    140         $    169         $     25
                                                                  ========         ========         ========
       Interest                                                   $    746         $  1,043         $    870
                                                                  ========         ========         ========

See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

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

b. Management Actions and Operating Results - The accompanying financial statements reflect operating and net losses for 1997, 1996 and 1995 and a stockholders' deficit and working capital deficit at December 31, 1997. As discussed in c. below, the Company sold its IV therapy business effective October 1, 1996. As discussed in Note 6, in 1996 the Company restructured its operations to reduce both corporate overhead and branch operating costs. On February 11, 1998, the previously announced merger with Home Health Corporation of America was terminated. As discussed in Note 8, the Company's long-term debt maturities were extended to January 1999. As a result of the above actions, the Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations through 1998. During 1998, the Company plans to replace its existing credit facilities.

c. Discontinued Operations - On October 31, 1996, the Company completed the sale of certain assets (not including accounts receivable) of its IV therapy business for approximately $2,000,000 in cash. The sale had an effective date of October 1, 1996. The accompanying consolidated financial statements present the results of operations of the IV therapy business as a discontinued operation. As a result of the sale, the Company recorded a loss on disposal of the IV therapy business of $13,779,000. Such loss on sale included (1) a write-off of $11,577,000 of goodwill and other tangible assets, (2) additional provisions for losses on accounts receivable of $2,578,000, and (3) $1,624,000 related to a charge for severance and other anticipated costs during the phase out period net of the net cash proceeds of the sale of approximately $2,000,000.

         Net revenues from the discontinued IV therapy operations were approximately $0, $6,541,000, and $14,733,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The income (loss) from operations of the IV therapy business was $0, ($1,464,000), and $1,196,000 for the years ended December 31, 1997, 1996 and 1995, respectively. As a result of net operating loss tax credit carryforwards, no income tax benefits have been recognized for the discontinued operations. Included in accounts receivable at December 31, 1997 and 1996 is $11,000 and $2,000,000, respectively, related to the IV therapy business. The accounts receivable were retained by the Company.

d. Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the Company's financial statements include: bad debt reserves, medicare reserves, and reserves for self-insured risks. Actual results could differ from those estimates.

e. Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation computed on a straight-line basis over the useful lives of the related assets. The useful lives vary from three to seven years. Leasehold improvements and leased equipment are amortized over the lives of the respective leases or the service lives of the asset, whichever is shorter.

f. Intangible Assets - Excess cost over net assets acquired is being amortized over a period of 25 years. The Company reviews the recoverability of the excess cost of net assets acquired based upon anticipated future cash flows of the acquired company. Other intangible assets consist principally of patient and referral lists, training programs, and aides and nurses lists and are being amortized over a period of five to ten years. The net carrying value of aides and nurses lists was approximately $485,000 and $822,000 as of December 31, 1997 and 1996 respectively.

g. Revenue Recognition - The Company recognizes revenues as the services are performed. The Company receives retroactive changes to certain rates and records such changes as revenues when they are notified by the payor and the amount is estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues is adjusted, as required in subsequent periods, based on final settlement.

h. Reclassification - The presentation of certain prior year information has been reclassified to conform with the current year presentation.

i. Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

j. Income Taxes - The Company provides for income taxes based upon the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

k. Non-cash transactions - Schedule of non-cash transactions for the years ended:

              DECEMBER 31, 1997
              -----------------
           Exercise of stock options                                              $1,470,000
           Stock issued in lieu of cash for accounts payable settlement              530,000
           Preferred stock dividends paid with common stock                          689,995
           Warrant issuance                                                          181,000
           Write-off of assets against restructuring reserve                       1,084,000

              DECEMBER 31, 1996
              -----------------

           Stock issued in lieu of cash for accounts payable settlement              812,000
           Preferred stock dividends paid with common stock                          689,995

              DECEMBER 31, 1995
              -----------------

           Write-off of assets against restructuring reserve                      $1,484,000
           Disposal of assets under capital leases                                   854,000
           Stock issued in lieu of cash for accounts payable settlement              548,000
           Preferred stock dividends paid with common stock                          640,867

l. Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded to employees. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

m. Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information for certain assets and liabilities, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. The Company's balance sheets include the following financial instruments: cash and cash equivalents; accounts receivable; accounts payable and accrued expenses; bank revolving line of credit; and capital lease obligations and other long-term debt. The Company considers the carrying amount in the financial statements to approximate fair value of these financial instruments because of the relatively short period of time between the origination of such instruments and their expected realization and/or the fact that the instruments reprice frequently at market rates.

n. Recently Enacted Pronouncements - Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures About Segments of Enterprise and Related Information" ("SFAS 131"), were issued in June 1997.

         SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective 1998.

         SFAS 131 establishes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for 1998.

         As the Company does not have changes in equity other than from investments by owners and distributions to owners and operates in a single segment, implementation of these standards is not expected to have a material effect on the Company.

2.       LOSS PER SHARE

         Loss Per Share - As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") for all periods presented. As a result, loss per share for all periods presented has been restated to conform with the provisions of SFAS 128. Basic loss per share is based on weighted average number of common shares outstanding. Convertible preferred stock, warrants, and stock options outstanding have not been used in the calculation of diluted earnings per share because to do so would result in anti-dilution. As such, the denominator (weighted average shares) used in calculating both the amount of basic and diluted loss per share are equal for all years.

The following table shows securities outstanding as of December 31 that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive:

                                                     1997              1996             1995
                                                     ----              ----             ----
          Employee stock option                    1,130,500         1,190,500         1,966,500
          Nonemployee stock options                     --           1,730,000              --
          Warrants to acquire common stock         3,031,600         3,120,600         2,987,996
          Common stock to be used for
             convertible preferred stock           7,152,308         7,152,308         6,571,380
                                                  ----------        ----------        ----------
                     Total                        11,314,408        13,193,408        11,525,876
                                                  ==========        ==========        ==========

3.       ACCOUNTS RECEIVABLE

In November 1993, the Company entered into a financing agreement with a bank whereby it can sell an undivided percentage ownership interest in a designated pool of accounts receivable. This agreement was amended and extended on March 27, 1997, December 24, 1997, and March 26, 1998. The bank has committed up to $9.0 million based upon securitizing the Company's eligible accounts receivable. The agreement now expires on January 4, 1999. In accordance with SFAS 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," accounts receivable in the consolidated balance sheet do not include the receivables sold to the bank in the amount of approximately $6.9 million and $7.5 at December 31, 1997 and 1996, respectively. The Company maintains a reserve for accounts receivable including receivables sold, based upon the expected collectibility of all accounts receivable. Included in other current assets at December 31, 1997 and 1996 are $945,364 and $810,301, respectively, related to securitization program deposits and amounts due from the bank.

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 DECEMBER 31,
                                                (IN THOUSANDS)
                                               1997          1996
                                               ----          ----
Leasehold improvements and buildings        $ 1,115        $ 2,743
Furniture and fixtures                        1,328          1,970
Computer and other equipment                  5,182          6,889
                                            -------        -------
                                              7,625         11,602
Less accumulated depreciation
    and amortization                          6,784          9,024
                                            -------        -------
                                            $   841        $ 2,578
                                            =======        =======

         Depreciation expense was $587,000, $1,086,000, and $1,235,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.       INCOME TAXES

         There was no federal benefit recorded in 1997, 1996, or 1995 due to the incurred net operating losses. The 1997, 1996, and 1995 provision consists entirely of state taxes.

         The tax effect of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                               1997             1996
                                               ----             ----
                                                  (IN THOUSANDS)
Deferred tax assets:
     Net operating loss carryforwards        $ 15,171         $ 12,920
     Bad debt reserves                            758            1,537
     Restructuring reserves                        56            1,468
     Legal and regulatory settlements           1,151              584
     Accrued expenses                             622              964
     Other                                        160              200
                                             --------         --------

     Total deferred tax assets                 17,918           17,673

Deferred tax liabilities:

Depreciation and amortization                     (59)            (127)
                                            ---------         --------

Net deferred tax asset                        (17,859)          17,546

Valuation allowance                           (17,859)         (17,546)
                                             --------         --------

Net deferred tax liability                   $   --           $   --
                                             ========         ========

         For financial reporting purposes, deferred tax assets are reduced by a valuation allowance to an amount that is "more likely than not" to be realized. Due to the Company's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at December 31, 1997 and 1996.

         At December 31, 1997 the Company has a tax net operating loss carryforward ("NOL") of approximately $44.4 million expiring from 2009 to 2012 to offset against future taxable income, if any. The Internal Revenue Code limits the amount of a company's NOL carryforward that may be used in any one year to offset future income after an "ownership change" (as defined). The Company does not believe any such "ownership change" has occurred which would limit the available annual amount.

6.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         During the third quarter of 1996, the Company's Board of Directors decided to restructure the operations of the Company and restore its focus on its core home nursing operations (the "1996 Restructuring Plan"). The 1996 Restructuring Plan included the discontinuance of the Company's IV therapy discussed in Note 1. Additional actions included the retention of turnaround consultants, implementation of plans to reorganize its home nursing operations in a more cost effective manner, a reduction in both corporate management and non-management expenses and the consolidation of certain offices. As a result of these decisions, the Company recorded a provision for restructuring and other non-recurring charges of $3,619,000 during 1996 which was comprised of: severance of $640,000, turnaround consultants $1,898,000, an increase in the reserve for the 1994 Restructuring Plan of $535,000, and other reorganization costs of $546,000 (including asset write-offs and lease costs).

         The reserve established for compensation for the turnaround consultants included cash payments totaling $428,000 and significant performance based equity incentives valued at approximately $1,470,000. The equity incentives granted to the turnaround consultants consisted of options to purchase 1,730,000 shares of the Company's common stock for $0.15 per share of which 576,667 were vested immediately. The remaining 1,153,000 options vested in January 1997 based on predefined operating results being achieved in the fourth quarter of 1996. The Company had recorded a liability at December 31, 1996 of $1,470,000 to account for the issuance of these options to non-employees. Such amount approximated the fair value of the services provided. In October 1997, these options were exercised.

         During 1997 and 1996, the Company paid in cash $976,000 and $406,000, respectively, in restructuring and other non-recurring costs for severance, turnaround consultant fees, legal costs and leasing costs. Non-cash items charged against the reserve in 1997 totaled $2,554,000 and include the write-off of assets for closed facilities and the exercise of options by the turnaround consultants. In 1996, non-cash items which reduced the reserve were $715,000 and related to the asset write-offs and obligations settled in common stock. As of December 1997, the balance in the reserve for restructuring is $140,000 relating to remaining severance payments and lease payments to be paid in 1998.

         In addition, during 1997, the Company recorded and paid fees totaling approximately $399,000 for cash payments and the issuance of 222,500 shares of common stock. These charges related to a separate agreement entered into with the turnaround consultants for services provided in the third and fourth quarters of 1997 principally related to the proposed sale of the Company.


7.       ACCRUED EXPENSE

Accrued expenses consisted of the following:

                                                   DECEMBER 31,
                                                1997           1996
                                                ----           ----
                                                  (IN THOUSANDS)
Legal settlements                              $  340        $1,459
Medicare                                          556         1,012
Workers compensation                            1,185         1,398
Regulatory settlement - current portion           501          --
Other                                             239           640
                                               ------        ------
                                               $2,821        $4,509
                                               ======        ======

8.       LONG TERM DEBT

         Long-term debt consisted of the following:

                                                       DECEMBER 31,
                                                   1997           1996
                                                   ----           ----
                                                     (IN THOUSANDS)
Capitalized lease obligations                     $ --          $   69
Revolving credit facility (a)                      4,577         4,980
Subordinated revolving credit facility (b)         3,000         3,000
Other                                               --             280
                                                  ------        ------
                                                   7,577         8,329
Less current portion                                --             346
                                                  ------        ------

                                                  $7,577        $7,983
                                                  ======        ======

a. The Company has a revolving line of credit ("RLOC"), with availability based upon a stated formula applied to accounts receivable balances. Borrowings bear interest at the higher of the bank's prime rate plus 2.0% or the federal funds rate plus 1.0%. The interest rate at December 31, 1997 was 8.5%. Remaining availability under the RLOC at December 31, 1997 was $967,000. Borrowings under the RLOC are collateralized by substantially all of the Company's assets. The terms of the RLOC provide, among other things, for prepayments in the event that the Company's formula based borrowing capacity is reduced, for maintenance of certain financial ratios, limitations on capital expenditures, acquisitions, and cash dividends.

         On March 25, 1997 the RLOC agreement was amended and restated to include a revised maturity date of January 2, 1998. In connection with the revised agreement the banks were issued warrants to purchase 178,000 shares of the Company's Common Stock at $1.5969 per share. On March 26, 1998, the RLOC agreement was amended to include a revised maturity date of January 4, 1999.

b. In October 1995, the Company entered into a $3.0 million subordinated credit facility with a commercial bank. The subordinated credit facility is 100% guaranteed by the Connecticut Development Authority ("CDA"). The credit facility originally had an expiration date of April 15, 1997. On March 25, 1997 the subordinated credit facility was extended to January 15, 1998 and the CDA guarantee was extended to January 30, 1998. The interest rate at December 31, 1997 was 8.5%. In connection with the October 1995 issuance of the CDA guarantee, the Company agreed to issue additional warrants (the "Additional Warrants") to the CDA to purchase 735,000 shares of the Company's common stock for $1.5969 per share if the guarantee was not released by April 30, 1997. As a result of the extension of the CDA guarantee to January 30, 1998 the Company issued the Additional Warrants to the CDA on March 25, 1997. On March 26, 1998, the subordinated credit facility was extended to January 15, 1999 and the CDA guarantee was extended to January 30, 1999.

         All long-term debt as of December 31, 1997 becomes due in January 1999.

9.       COMMITMENTS AND CONTINGENCIES

a. Operating Leases - The Company leases office space under various leases with terms ranging from one to fifteen years. Rent expense was $1,005,000, $1,284,000, and $1,330,000 for the years ended December 31, 1997, 1996, and 1995 respectively. Future minimum rental commitments under non-cancelable operating leases as of December 31, 1997 are as follows:

                                      (IN THOUSANDS)

                           1998                         $1,117
                           1999                            926
                           2000                            819
                           2001                            674
                           2002                            568
                           Thereafter                    1,424
                                                         -----
                                                        $5,528
                                                        ======

         Medicare - Approximately 15% in 1997, 14% in 1996, and 18% in 1995 of net revenues were derived under the Medicare program. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at December 31, 1997 was approximately $556,000, which is an estimate of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

b.       Litigation  -

         i. HIPS/Abel. The Company reached settlement in November 1996 in HIPS v. USHC Infusion, et al (Supreme Court, State of New York County), a suit brought in July 1993 by Home Infusion Pharmaceutical Services, Inc. ("HIPS") in connection with acquisition (the "Acquisition") of assets from HIPS and its affiliate Abel Health Management Services, Inc. and their principal, Edward J. Abel. The settlement is comprised of both cash and Company Common Stock, and is payable in installments through April 2001.

         ii. Kingsland Litigation. The Company reached settlement in November 1996 in Kingsland Associates v. Abel Health Management Services, Inc. and U.S. HomeCare Infusion Therapy Products Corporation (Supreme Court of the State of New York, Nassau County), a suit which also arose from the Acquisition. This was settled principally in cash payable through April 1998.

         iii. Debenture Litigation. The Company reached settlement in February 1997, in Smith, Katz and Cole v. U.S. HomeCare Corporation, et al. (Supreme Court of the State of New York, Nassau County), a suit which arose from the 1986 acquisition of Reliable Nurses Aides of Westchester, Inc. This was settled by cash payments through August 1998.

         The Company is involved in litigation in the ordinary course of business. The Company carries general liability insurance in the amounts of $2.0 million per occurrence and $6.0 million in the aggregate, such aggregate coverage having been increased over time. The Company does not believe, after giving consideration to the insurance in place and the claims outstanding, that the resolution of these matters will have a material adverse effect on the financial position, results of operations, or cash flows of the Company. (See also Note 13)

10.      STOCKHOLDERS' EQUITY

a. Exchange Preferred Stock - Preferred Stock Placement - On February 1 and February 8, 1995, the Company issued and sold in a private placement a total of 271,428 shares of $35.00 6% Convertible Preferred Stock, $1.00 par value (the "$35.00 Preferred") for $35.00 per share (the "Private Placement"). The $35.00 Preferred is convertible into approximately 7,200,000 shares of Common Stock at a current conversion price of $1.608 per share (as adjusted from the original conversions price of $1.75 per share), subject to certain adjustments, and will be automatically converted into Common Stock if the 20 day moving average of the closing prices of the Company's Common Stock is greater than $4.375 per share. The $35.00 Preferred pays a 6% annual dividend of $2.10, which is payable quarterly in cash or, at the Company's option, Common Stock. Simultaneously, with the initial closing of the Private Placement, all of the holders of Preferred Stock issued in September and October 1994 (the "Exchange Preferred") exchanged their 57,141 shares of Exchange Preferred for an equal number of shares of the $35.00 Preferred and exchanged their Exchange Warrants for Warrants to purchase an aggregate of 99,997 shares of Common Stock at $1.75 per share. To date, the dividends have been paid in Common Stock, with a total of approximately 1,439,944 shares issued. The total liquidation preference was $11.5 million at December 31, 1997 and 1996.

b. In connection with the restructured financing in 1995, the Company issued warrants, which are currently exercisable to purchase an aggregate of 816,302 shares of Common Stock at $1.608 per share to its RLOC banks. In connection with the CDA's guarantee, the Company issued to the CDA warrants to purchase 816,302 shares of Common Stock at $1.608 per share and has issued, as a result of the March 25, 1997 extension of the guarantee, to the CDA a warrant to purchase an additional 735,000 shares of Common Stock at $1.5969, and an additional 89,000 shares at 1.5969 to the RLOC banks. These warrants are exercisable at any time through March 25, 2002.

c. Stock Options - At the Company's Annual Meeting held on May 18, 1995, the Company obtained shareholder approval of its 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), pursuant to which 2,550,000 shares of common Stock were reserved for issuance. The 1995 Plan is the successor to the Company's 1990 Stock Option Plan (the "1990 Plan"). Options available for grant at December 31, 1997 were 1,419,500.

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

         A summary of the status of employee and directors options under the Company's Stock Option Plan at December 31, 1997, 1996 and 1995, and changes during the years ending on those dates, is presented below.

                                                        1997                           1996                             1995
                                                      WEIGHTED                        WEIGHTED                        WEIGHTED
                                                      AVERAGE                         AVERAGE                         AVERAGE
                                                      EXERCISE                        EXERCISE                        EXERCISE
                                                       PRICE                           PRICE                           PRICE
                                       1997                            1996                           1995
                                      SHARES                          SHARES                          SHARES
Outstanding at beginning of year    1,190,500         $   1.61      1,966,500         $   3.10      1,206,223         $   4.25

Granted                               150,000         $   1.00        945,000         $   1.26      1,097,232         $   2.52
Exercised                                  --               --             --               --             --               --
Cancelled/expired                    (210,000)        $   2.98     (1,721,000)        $   2.86       (336,955)        $   5.97
                                    ---------                       ---------                       ---------

Outstanding at end of year          1,130,500         $   1.44      1,190,500         $   1.61      1,966,500         $   3.10
                                    =========                       =========                       =========

Option exercisable at year end        805,499         $   1.47        767,067         $   1.95      1,151,450         $   3.37
                                    =========                       =========                       =========



The following table summarizes information about stock options outstanding at December 31, 1997:

                                               WEIGHTED
                                               AVERAGE            WEIGHTED                        WEIGHTED
                                              REMAINING           AVERAGE                         AVERAGE
    EXERCISE             NUMBER            CONTRACTUAL           EXERCISE        NUMBER           EXERCISE
      PRICE            OUTSTANDING              LIFE               PRICE        EXERCISABLE         PRICE
       $1.00               855,000            8.9 years            $1.00          569,999            $1.00
       $2.13               175,000            7.0 years            $2.13          175,000            $2.13
       $4.00               100,000            6.7 years            $4.00           60,000            $4.00
       $9.25                   500            5.5 years            $9.25              500            $9.25
                         ---------                                                -------
                         1,130,500                                 $1.44          805,499            $1.47
                         =========                                                =======

         On December 12, 1996, the Company canceled and reissued options previously granted to certain employees under the Discretionary Option Grant Program at a significantly lower exercise prices but equal to or greater than the market price on such date. A total of 409,500 shares with exercise prices ranging from $1.22 to $25.87 were canceled and reissued with an exercise price of $1.00. The quoted market price at the date of reissuance was $0.625

The weighted average fair values of options granted during 1997, 1996 and 1995 was $.78, $1.19 and $1.29, respectively per share for those options granted with an exercise price that equaled the market price of the stock on the grant date and was $.66 and $0.31 per share for options granted during 1997 and 1996, respectively, whose exercise price was greater than the market price of the stock on the grant date. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss applicable to common shareholders and net loss per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:


                                                              1997                  1996                1995
                                                              ----                  ----                ----
Net loss applicable to common shareholders:
              As reported                             $     (2,287,000)    $     (24,483,000)      $     (2,439,000)
              Pro forma                               $     (2,570,000)    $     (24,808,000)      $     (3,139,000)

Basic and diluted loss per common share
              As reported                                   $(.22)              $ (2.76)                $(0.30)
              Pro forma                                     $(.25)              $ (2.80)                $(0.38)


         The fair value of options granted under the Company's stock option plans during 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 56%, risk free interest rate of 6.0%, and expected lives of 5 years.


11.      MAJOR CUSTOMER

         VNS HomeCare ("VNS"), a non-profit home health institution in New York City, accounted for approximately $4.5 million (8.4%), $5.4 million (10%), and $6.2 million (11%), respectively, of net revenue for the years ended December 31, 1997, 1996, and 1995.


12.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited quarterly results of operations are shown on page 21 of the 1997 Form 10-K.

13.      REGULATORY SETTLEMENT

         In November, 1997, the New York State Attorney General's office began a broad-based investigation into billing and other practices of companies providing home health care services in New York under Medicaid-funded state programs. U.S. HomeCare was included in the investigation. The Company cooperated fully with the State's investigation. In addition, the Company hired outside counsel and initiated its own internal investigation of its billing practices and Medicaid rates. Because of the Company's pending merger, U.S. HomeCare asked the Attorney General for expedited review of its investigation of the Company. Based on its internal review, the Company concluded that it had meritorious legal defenses for substantially all potential claims by the state for monetary or other penalties based on cost reporting and billing practices related to Medicaid-funded home health care programs. However, the Company also believes that it could take substantial time and expense to litigate any of these issues to their conclusion.

         The Company in January 1998 entered into negotiations with the office of the Attorney General in an effort to reach a rapid resolution of the investigation. Under the terms of a final agreement signed on February 27, 1998, the Company has agreed to settle the state's investigation of Medicaid billing for the period 1992 through 1997 for a monetary payment of $1,750,000, payable with interest over a period of 36 months. This settlement was accrued as of December 31, 1997. The full amount of the settlement may be prepaid at any time, and the Company has agreed with the state that it will use reasonable efforts to refinance the amount of the settlement as soon as possible. Interest is payable at 9% in 1998, 10% in 1999 and 11% in 2000. $1,249,000 of the settlement is payable beyond 1998 and is included in other long-term liabilities at December 31, 1997.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS






DESCRIPTION                     BALANCE AT     CHARGED TO COST        CHARGED TO       DEDUCTIONS         BALANCE AT END
                               BEGINNING OF      AND EXPENSE        OTHER ACCOUNTS                            OF PERIOD
                                  PERIOD
YEAR  ENDED
DECEMBER  31, 1995:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS          $8,016,741       $1,757,469         $       --          $6,814,064           $2,960,146
                                ==========       ==========         ==========          ==========           ==========


YEAR  ENDED
DECEMBER  31, 1996:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS          $2,960,146       $3,759,455         $      --           $2,876,141           $3,843,460
                                ==========       ==========         =========           ==========           ==========


YEAR  ENDED
DECEMBER  31, 1997:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS          $3,843,460       $  351,000         $     --            $2,302,460           $1,892,000
                                ==========       ==========         ========            ==========           ==========

The notes to the financial statements are an integral part of this schedule.