Form 10-Q
period 1998-03-31
US HOMECARE CORP
filed 1998-05-13
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The First Quarter Ended March 31, 1998             Commission File #0-19240
                                                                        -------

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)




New York                                                  13-2853680
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization )                 Identification Number)


Two Hartford Square West
Suite 300                                                  06106
-------------------------------                  -------------------------------
(Address of principal executive                  (Zip Code)
 office)


Registrant's telephone number,                          (860)278-7242
including area code
-------------------------------                  -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

            Number of Shares of Registrant's Common Stock Outstanding
                           March 31, 1998: 12,331,731

                            U.S. HOMECARE CORPORATION

                                      INDEX


                                                                     Page Number
                                                                     -----------

Part I   -    Financial Information

   Item 1     Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997                         3

              Consolidated Statements of Operations
              for the three months ended March 31, 1998
              and 1997.                                                    4

              Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998
              and 1997.                                                    5

              Notes to Unaudited Consolidated
              Financial Statements.                                    6 & 7

  Item 2      Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                              8 - 9

  Item 3      Market Risk Disclosure                                      10


Part II   -   Other Information

  Item 6      Exhibits & Reports on Form 8-K                              10

              Signatures                                                  11

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        March 31,      December 31,
                                                                          1998             1997
                                                                      -----------      ------------
ASSETS                                                                 (unaudited)      (audited)
CURRENT ASSETS
    Cash and cash equivalents                                           $     93        $    313
    Accounts receivable, net of allowance
         For doubtful accounts of $1,732 and $1,892                        5,563           5,147
    Other current assets                                                     913           1,339
                                                                        --------        --------
               TOTAL CURRENT ASSETS                                        6,569           6,799
                                                                        --------        --------

PROPERTY AND EQUIPMENT, net                                                  760             841
                                                                        --------        --------

OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $757 and $736                       1,477           1,497
    Intangible assets, net of accumulated
       Amortization of $5,574 and $5,502                                     413             485
    Other                                                                    956             756
                                                                        --------        --------
              TOTAL OTHER ASSETS                                           2,846           2,738
                                                                        --------        --------
TOTAL ASSETS                                                            $ 10,175        $ 10,378
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current maturities of long-term debt                                $  7,614        $
    Accounts payable                                                       2,037           2,528
    Accrued expenses                                                       2,928           2,961
    Accrued payroll and related costs                                      1,802           1,655
                                                                        --------        --------
              TOTAL CURRENT LIABILITIES                                   14,381           7,144
                                                                        --------        --------

OTHER LIABILITIES
    Long-term debt                                                                         7,577
    Other long-term liabilities                                            1,896           2,128
                                                                        --------        --------
              TOTAL OTHER LIABILITIES                                      1,896           9,705
                                                                        --------        --------
TOTAL LIABILITIES                                                         16,277          16,849
                                                                        --------        --------

STOCKHOLDERS' DEFICIT
    Common stock, $0.01 par value,  40,000,000 shares authorized,            123             121
     12,331,731 and 12,130,353 shares outstanding
    Preferred stock, $1 par value, 5,000,000 authorized, 328,569             328             328
     shares outstanding
    Additional paid-in capital                                            47,094          47,077
    Accumulated deficit                                                  (53,647)        (53,997)
                                                                        --------        --------
              TOTAL STOCKHOLDERS' DEFICIT                                 (6,102)         (6,471)
                                                                        --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $ 10,175        $ 10,378
                                                                        ========        ========



     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                              Three Months Ended March 31,
                                                                  1998            1997
                                                                --------        --------
                                                                        (unaudited)
Net revenues                                                    $ 12,962        $ 13,754
Cost of revenues, primarily
    payroll and related costs                                      8,193           8,214
                                                                --------        --------
Gross profit                                                       4,769           5,540

Operating expenses:
     Selling, general and administrative expenses                  3,723           3,945
     Amortization and depreciation                                   438             382
                                                                --------        --------
Total operating expenses                                           4,161           4,327

Income before interest expense and income taxes                      608           1,213

Interest expense                                                     220             220
                                                                --------        --------

Income before income taxes                                           388             993

Provision for state income taxes                                      38              38
                                                                --------        --------

Net income                                                           350             955

Dividends to preferred shareholders, paid in common stock           (172)           (172)
                                                                --------        --------
Net income applicable to common shareholders                    $    178        $    783
shareholders                                                    ========        ========

Basic income per share:
Net Income per share, basic                                     $   0.01        $   0.08
                                                                ========        ========

Diluted income per share:
Net Income per share, diluted                                   $   0.01        $   0.05
                                                                ========        ========

Weighted average common shares outstanding:
    Basic                                                         12,399           9,625
        Dilutive effect of stock options                              --           1,522
        Conversion of preferred shares                                --           7,221
                                                                --------        --------
    Diluted                                                       12,399          18,368
                                                                ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                          1998            1997
                                                                      ----------      ------------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                           $ 350        $   955

    Adjustments to reconcile net income to
              net cash provided by (used in) operating activities:
      Depreciation and amortization                                        438            382
      Provision for bad debts                                               85            176
      Non-cash charges                                                      19            103
    Changes in operating assets and liabilities:
      Decrease/(increase) in accounts receivable                          (501)           673
      Decrease / (increase) in other current assets                        426            (22)
      Decrease / (increase) in other assets                               (393)          (250)
      (Decrease)/increase in accrued payroll and related costs             147           (121)
      Decrease in accounts payable and accrued expenses                   (524)        (1,095)
      Decrease in other liabilities                                       (232)          (255)
                                                                         -----        -------
      Net cash provided by (used in) operating activities                 (185)           546
                                                                         -----        -------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                   (72)           (34)
                                                                         -----        -------
      Net cash used in investing activities                                (72)           (34)
                                                                         -----        -------

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase (decrease) in bank financing                                 37           (759)
                                                                         -----        -------
      Net cash provided by (used in) financing activities                   37           (759)
                                                                         -----        -------

      Net decrease in cash and cash equivalents                           (220)          (247)
      Cash and cash equivalents, beginning of period                       313            647
                                                                         -----        -------

      Cash and cash equivalents, end of period                           $  93        $   400
                                                                         =====        =======

      Cash paid during the period for:
      Income taxes                                                       $ 173            $--
                                                                         =====        =======
      Interest                                                           $ 220        $   176
                                                                         =====        =======



     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Unaudited Information

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Stockholders' Deficit

       During the quarters ended March 31, 1998 and 1997, the Company issued 238,375 and 180,922 shares, respectively of Common Stock as dividends on the Company's $35.00 6% Convertible Preferred Stock (the "Preferred Stock"), zero and 29,010 shares, respectively of Common Stock in lieu of cash payments for several obligations, and 51,141 and 20,456 shares, respectively of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan. The impact of the issuance of the shares was to increase Stockholders' Deficit by $103,000 and $19,497, respectively.

       On March 25, 1997, the Company issued Warrants for an aggregate of 913,000 shares of Common Stock exercisable at $1.59 per share to its lenders. The foregoing securities are restricted securities within the definition of Rule 144.

Note 4 - Commitments and Contingencies

       Medicare revenues are based in part on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at March 31, 1998 and at December 31, 1997 was approximately $0.4 and $0.6 million, respectively, which is an estimate of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 5 - Debt and Accounts Receivable Securitization

       The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $9.3 million. The net proceeds from the sale of accounts receivable through the Securitization Program at March 31, 1998 and December 31, 1997 were $6.7 million and $6.9 million, respectively.

       The Company's Revolving Line of Credit ("RLOC") and the Company's subordinated credit facility expire during January, 1999. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at March 31, 1998. The Securitization Program also expires during January, 1999.

Note 6 - Presentation of Prior Year Information

       The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Note 7 - Net Income Per Share

       Net Income Per Share - As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). As a result, net income per share for the period ended March 31, 1997 has been restated to conform with the provisions of SFAS
       128. Basic net income per share is based on weighted average number of common shares outstanding. Convertible preferred stock, warrants, and stock options outstanding are used in the calculation of diluted earnings per share. For the quarter ended March 31, 1998, conversion of preferred stock has not been included in the computation of diluted earnings per share because to do so would be anti-dilutive.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998
Compared With Three Months Ended March 31, 1997

     Net revenues for the three month period ended March 31, 1998 were $12,962,000 compared to $13,754,000 for the first quarter of 1997, principally due to continued downward pressures on rates and utilization by government payors.

     Cost of revenues as a percentage of net revenues was 63.2% for the first quarter of 1998, compared with 59.7% in the first quarter of 1997. The increase in cost of revenues is primarily due to greater utilization of salaried nursing staff as compared to per diem staffing. The resulting gross profits were $4,769,000 and $5,540,000, or 36.8% and 40.3%, for the quarters ended March 31,
1998 and 1997, respectively.

     Selling, general and administrative expenses were $3,723,000 in the first quarter of 1998 as compared to $3,945,000 in the first quarter of 1997. The decrease reflects the cost reductions which were implemented as part of the Company's restructuring program during the fourth quarter of 1996.

     Net interest expense was $220,000 for the first quarter of 1998 and 1997.

     Amortization and depreciation were $438,000 for the first quarter of 1998 as compared to $382,000 for the first quarter of 1997, primarily due to amortization of deferred costs of refinancing the Company's credit facilities.

     The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income tax provision relates to state obligations.

     As a result of the foregoing, for the three months ended March 31, 1998, the Company had net income of $350,000 compared to a net income of $955,000 for the corresponding quarter in 1997.

FINANCIAL CONDITION

     As of March 31, 1998, the Company's cash and cash equivalents totaled $93,000 compared to $313,000 at December 31, 1997. Undrawn funds available from the Company's Revolving Line of Credit was approximately $873,000 at March 31, 1998.

     Net accounts receivable increased $416,000 from $5,147,000 at December 31, 1997 to $5,563,000 at March 31, 1998.

     The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1998. Beyond 1998, the Company believes that it will need to extend or replace its existing credit facilities to ensure sufficient funding of the Company's operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS

     The Company's future business, financial condition and results of operations are dependent on the Company's ability to successfully provide home health care services to its customers and to successfully collect for such services. Inherent in this process are a number of risks that the Company must carefully manage in order to be successful. Some of these risks are: dependence on referral sources; dependence on reimbursement by third party payors including Medicaid and Medicare; pricing pressures which the health care industry is currently experiencing as a result of market-driven reforms; complying with the federal and state regulations which apply to home health care agencies; fundamental changes in the health care industry which could be brought about by health care reform; the need to refinance or extend the Company's existing credit facilities, including the Securitization Program, which are scheduled to mature in January 1999; complying with the financial covenants in the Company's revolving line of credit, subordinated credit facility and Securitization Program; obtaining sufficient cash flow from operations to meet its debt service and pay vendors on a timely basis; competing effectively with other home health care providers; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals; maintaining adequate liability insurance; and lack of liquidity in the market for the Company's common stock and the potential volatility of the price of the Company's common stock. The failure to manage such risks successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

                            U.S. HOMECARE CORPORATION



Item 3.       Market Risk Disclosures

                  None.



Part II - Other Information


Item 6.       Exhibits and Reports on Form 8-K

                     A. Exhibits - The following exhibits are filed herewith or incorporated herein.

                            1. None

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


                         U.S. HomeCare Corporation


   May 13, 1998
-------------------      ----------------------------------------------------
Date                     President and Chief Executive Officer
                         (Principal Executive Officer)



   May 13, 1998
-------------------      ----------------------------------------------------
Date                     Vice President Finance and Administration and Chief
                         Financial Officer
                         (Principal Financial Officer)