Form 10-Q
period 1998-06-30
US HOMECARE CORP
filed 1998-08-14
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Second Quarter Ended June 30, 1998             Commission File #0-19240


                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)




          New York                                        13-2853680
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization )                    Identification Number)


Two Hartford Square West
Suite 300                                                  06106
(Address of principal executive                         (Zip Code)
 office)


Registrant's telephone number,                        (860) 278-7242
including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

            Number of Shares of Registrant's Common Stock Outstanding
                            June 30, 1998: 12,725,829

                            U.S. HOMECARE CORPORATION

                                      INDEX


                                                                                Page Number
                                                                                -----------
Part I   -    Financial Information

   Item 1     Consolidated Balance Sheets as of
              June 30, 1998 and December 31, 1997                                 3

              Consolidated Statements of Operations
              for the three months ended June 30, 1998
              and 1997.                                                           4

              Consolidated Statements of Operations
              for the six months ended June 30, 1998
              and 1997.                                                           5

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 1998
              and 1997.                                                           6

              Notes to Unaudited Consolidated
              Financial Statements.                                               7 - 8

  Item 2      Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                                         9 - 11

  Item 3      Market Risk Disclosure                                             12


Part II   -   Other Information

  Item 1      Legal Proceedings                                                  12

  Item 2      Changes in Securities and Use of Proceeds                          12

  Item 3      Defaults Upon Senior Securities                                    12

  Item 4      Submission of Matters to Vote of Security Holders                  12

  Item 5      Other Information                                                  12

  Item 6      Exhibits & Reports on Form 8-K                                     13

              Signatures                                                         14

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                         June 30,     December 31,
                                                                          1998            1997
                                                                        --------        --------
ASSETS                                                                  (unaudited)     (audited)
CURRENT ASSETS
    Cash and cash equivalents                                           $     28        $    313
    Accounts receivable, net of allowance
         For doubtful accounts of $1,615 and $1,892                        5,446           5,147
    Other current assets                                                     804           1,339
                                                                        --------        --------
               TOTAL CURRENT ASSETS                                        6,278           6,799
                                                                        --------        --------

PROPERTY AND EQUIPMENT, net                                                  659             841
                                                                        --------        --------

OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $778 and $736                       1,456           1,497
    Intangible assets, net of accumulated
       Amortization of $5,647 and $5,502                                     340
                                                                                             485
    Other                                                                    894             756
                                                                        --------        --------
              TOTAL OTHER ASSETS                                           2,690           2,738
                                                                        --------        --------
TOTAL ASSETS                                                            $  9,627        $ 10,378
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current maturities of long-term debt                                $  7,852        $
    Accounts payable                                                       2,232           2,528
    Accrued expenses                                                       3,389           2,961
    Accrued payroll and related costs                                      1,833           1,655
                                                                        --------        --------
              TOTAL CURRENT LIABILITIES                                   15,306           7,144
                                                                        --------        --------

OTHER LIABILITIES
    Long-term debt                                                             0           7,577
    Other long-term liabilities                                            1,678           2,128
                                                                        --------        --------
              TOTAL OTHER LIABILITIES                                      1,678           9,705
                                                                        --------        --------
TOTAL LIABILITIES                                                         16,984          16,849
                                                                        --------        --------

STOCKHOLDERS' DEFICIT
    Common stock, $0.01 par value,  40,000,000 shares authorized,            127             121
     12,725,829 and 12,130,353 shares outstanding
    Preferred stock, $1 par value, 5,000,000 authorized, 328,569             328             328
     shares outstanding
    Additional paid-in capital                                            47,112          47,077
    Accumulated deficit                                                  (54,924)        (53,997)
                                                                        --------        --------
              TOTAL STOCKHOLDERS' DEFICIT                                 (7,357)         (6,471)
                                                                        --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $  9,627        $ 10,378
                                                                        ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               Three Months Ended June 30,
                                                                  1998            1997
                                                                --------        --------
                                                                      (unaudited)


Net revenues                                                    $ 11,737        $ 13,976
Cost of revenues, primarily
    payroll and related costs                                      8,114           8,501
                                                                --------        --------

Gross profit                                                       3,623           5,475

Operating expenses:
     Selling, general and administrative expenses                  4,245           3,882
     Amortization and depreciation                                   377             347
                                                                --------        --------
Total operating expenses                                           4,622           4,229

Income before interest expense and income taxes                     (999)          1,246

Interest expense                                                     239             248
                                                                --------        --------

(Loss) Income before income taxes                                 (1,238)            998

Provision for state income taxes                                      38              37
                                                                --------        --------

Net (Loss) income                                                 (1,276)            961

Dividends to preferred shareholders, paid in common stock           (172)           (172)
                                                                --------        --------

Net (Loss) income applicable to common shareholders             $ (1,448)       $    789
                                                                ========        ========

Basic income per share:
Net (Loss) Income per share, basic                              $  (0.11)       $   0.08
                                                                ========        ========

Diluted income per share:
Net (Loss) Income per share, diluted                            $  (0.11)       $   0.04
                                                                ========        ========

Weighted average common shares outstanding:
    Basic                                                         12,596           9,960
        Dilutive effect of stock options                              --           1,634
        Conversion of preferred shares                                --           7,221
                                                                --------        --------
    Diluted                                                       12,596          18,815
                                                                ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                Six Months Ended June 30,
                                                                  1998            1997
                                                                --------        --------
                                                                      (unaudited)


Net revenues                                                    $ 24,699        $ 27,730
Cost of revenues, primarily
    payroll and related costs                                     16,307          16,715
                                                                --------        --------

Gross profit                                                       8,392          11,015

Operating expenses:
     Selling, general and administrative expenses                  7,969           7,827
     Amortization and depreciation                                   815             729
                                                                --------        --------
Total operating expenses                                           8,784           8,556

Income before interest expense and income taxes                     (392)          2,459

Interest expense                                                     459             468
                                                                --------        --------

(Loss) Income before income taxes                                   (851)          1,991

Provision for state income taxes                                      75              75
                                                                --------        --------

Net (Loss) income                                                   (926)          1,916

Dividends to preferred shareholders, paid in common stock           (345)           (345)
                                                                --------        --------

Net (Loss) income applicable to common shareholders             $ (1,271)       $  1,571
                                                                ========        ========

Basic income per share:
Net (Loss) Income per share, basic                              $  (0.10)       $   0.16
                                                                ========        ========

Diluted income per share:
Net (Loss) Income per share, diluted                            $  (0.10)       $   0.10
                                                                ========        ========

Weighted average common shares outstanding:
    Basic                                                         12,430           9,794
        Dilutive effect of stock options                              --           1,634
        Conversion of preferred shares                                --           7,221
                                                                --------        --------
    Diluted                                                       12,430          18,649
                                                                ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                         1998            1997
                                                                         -------        -------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss) income                                                    $  (926)       $ 1,916

    Adjustments to reconcile net income to
              net cash provided by (used in) operating activities:
      Depreciation and amortization                                          815            729
      Provision for bad debts                                                158            140
      Non-cash charges                                                        41            130
    Changes in operating assets and liabilities:
      Decrease/(increase) in accounts receivable                            (457)           682
      Decrease in other current assets                                       535             81
      Increase in other assets                                              (488)          (207)
      Increase in accrued payroll and related costs                          178            180
      (Decrease)/increase in accounts payable and accrued expenses           131         (3,412)
      Decrease in other liabilities                                         (450)          (223)
                                                                         -------        -------
      Net cash provided by (used in) operating activities                   (463)            16
                                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from disposition of property and equipment                      6            192
      Purchase of property and equipment                                    (103)           (73)
                                                                         -------        -------
      Net cash used in investing activities                                  (97)           119
                                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase (decrease) in bank financing                                  275           (465)
                                                                         -------        -------
      Net cash provided by (used in) financing activities                    275           (465)
                                                                         -------        -------

      Net decrease in cash and cash equivalents                             (285)          (330)
      Cash and cash equivalents, beginning of period                         313            647
                                                                         -------        -------

      Cash and cash equivalents, end of period                           $    28        $   317
                                                                         =======        =======

      Cash paid during the period for:
      Income taxes                                                       $   193        $    95
                                                                         =======        =======
      Interest                                                           $   438        $   365
                                                                         =======        =======


     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1        -   Unaudited Information

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998 and the results of its operations and its cash flows for the six months ended June 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2        -   Revenue Recognition

       The Company recognizes revenues as the services are performed. The Company receives retroactive increases and decreases to certain rates. The Company records such amounts as changes in revenue when they are notified by the payor or the amount is estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues are adjusted, as required in subsequent periods, based on final settlement.

Note 3   -    Stockholders' Deficit

       During the quarter ended June 30, 1998 and 1997, the Company issued 376,739 and 138,986 shares, respectively of Common Stock as dividends on the Company's $35.00 6% Convertible Preferred Stock (the "Preferred Stock"), zero and 110,000 shares, respectively of Common Stock in lieu of cash payments for several obligations, and 17,359 and 21,762 shares, respectively of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan.

Note 4   -    Commitments and Contingencies

       Medicare revenues are based in part on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at June 30, 1998 and at December 31, 1997 was approximately $1.0 and $0.6 million, respectively, which is an estimate of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 5   -    Debt and Accounts Receivable Securitization

       The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $9.3 million. The net proceeds from the sale of accounts receivable through the Securitization Program at June 30, 1998 and December 31, 1997 were $6.5 million and $6.9 million, respectively.

       The Company's Revolving Line of Credit ("RLOC") and the Company's subordinated credit facility expire during January 1999. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at June 30, 1998. The Securitization Program also expires during January 1999.

Note 6 - Presentation of Prior Year Information

       The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Note 7 -      Net Income Per Share

       Net Income Per Share - As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). As a result, net income per share for the three months and six months ended June 30, 1997 has been restated to conform with the provisions of SFAS 128. Basic net income per share is based on weighted average number of common shares outstanding. Convertible preferred stock, warrants, and stock options outstanding are used in the calculation of diluted earnings per share. For the quarter ended June 30, 1998, conversion of preferred stock has not been included in the computation of diluted earnings per share because to do so would be anti-dilutive.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998
Compared With Three Months Ended June 30, 1997

     Net revenues for the three month period ended June 30, 1998 were $11,737,000 compared to $13,976,000 for the second quarter of 1997. The decline is principally the result of continued downward pressures on rates and utilization by government payors including a net charge to revenue of $470,000 resulting from revised estimates of payments for services rendered in earlier periods, as discussed in Note 2.

     Cost of revenues as a percentage of net revenues was 69.1% for the second quarter of 1998, compared with 60.8% in the second quarter of 1997. The increase in cost of revenues is due to above described pressures on rates and utilization, revenue charges and greater utilization of salaried nursing staff as compared to per diem staffing. The resulting gross profits were $3,623,000 and $5,475,000, or 30.9% and 39.2%, for the quarters ended June 30, 1998 and 1997, respectively.

     Selling, general and administrative expenses were $4,245,000 in the second quarter of 1998 as compared to $3,882,000 in the second quarter of 1997. The net increase reflects the effect of $387,000 of revised estimates of liabilities, principally related to a state sales tax audit for tax years from 1989 to 1996, and an assessment for retrospectively rated workers compensation for policy years from 1992 to 1996.

     Net interest expense was $239,000 for the second quarter of 1998 compared to $248,000 for the second quarter of 1997.

     Amortization and depreciation were $377,000 for the second quarter of 1998 as compared to $347,000 for the second quarter of 1997, primarily due to amortization of deferred costs of refinancing the Company's credit facilities.

     The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income tax provision relates to state obligations.

     As a result of the foregoing, for the three months ended June 30, 1998, the Company had net loss of $1,276,000 compared to a net income of $961,000 for the corresponding quarter in 1997.

 Six Months Ended June 30, 1998
Compared With Six Months Ended June 30, 1997

     Net revenues for the six month period ended June 30, 1998 were $24,699,000 compared to $27,730,000 for the first two quarters of 1997. The decline is principally the result of the impact of rate reductions by government payors including a net charge to revenue of $113,000 resulting from revised estimates of payments for services rendered in earlier periods, as discussed in Note 2.

     Cost of revenues as a percentage of net revenues was 66.0% for the first two quarters of 1998, compared with 60.3% in the first two quarters of 1997. The increase in cost of revenues is primarily due to rate reductions discussed above and the greater utilization of salaried nursing staff as compared to per diem staffing. The resulting gross profits were $8,392,000 and $11,015,000 or 34.0% and 39.7%, for the quarters ended June 30, 1998 and 1997, respectively.

     Selling, general and administrative expenses were $7,969,000 in the first two quarters of 1998 as compared to $7,827,000 in the first two quarters of 1997. The net increase reflects the effect of $210,000 of revised estimates of liabilities principally related to a state sales tax audit for tax years from 1989 to 1996, and an assessment for retrospectively rated workers compensation for policy years from 1992 to 1996.

     Net interest expense was $459,000 for the first two quarters of 1998 as compared to $468,000 for the first two quarters of 1997. The decrease resulted from reduction in borrowed funds.

     Amortization and depreciation were $815,000 for the first two quarters of 1998 as compared to $729,000 for the first two quarters of 1997, primarily due to amortization of deferred costs of refinancing the Company's credit facilities.

     The Company's utilization of its net operating loss carryforwards offset its Federal tax liability. The income taxes noted relate to state tax obligations.

     As a result of the foregoing, for the six months ended June 30, 1998, the Company had a net loss of $926,000 compared to net income of $1,916,000 for the corresponding quarter in 1997.

FINANCIAL CONDITION

     As of June 30, 1998, the Company's cash and cash equivalents totaled $28,000 compared to $313,000 at December 31, 1997. Undrawn funds available from the Company's Revolving Line of Credit was approximately $312,000 at June 30, 1998.

     Net accounts receivable increased $299,000 from $5,147,000 at December 31, 1997 to $5,446,000 at June 30, 1998.

     The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1998. Beyond 1998, the Company believes that it will need to extend or replace its existing credit facilities to ensure sufficient funding of the Company's operations. The Company is currently negotiating with its current creditors to extend its financing.

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

                            U.S. HOMECARE CORPORATION



Item 3.       Market Risk Disclosures

                  None.


Part II - Other Information

Item 1.       Legal Proceedings

                  None

Item 2.       Changes in Securities

                  None

Item 3.       Defaults Upon Senior Securities

                  None

Item 4.       Submission of Matters to a Vote of Security Holders

                  A. The Company's annual meeting of stockholders was held on June 11, 1998.

                  B. Messrs. Gunn, Huffard and Raslan were reelected as directors to serve until the next Annual Meeting or until their successors are duly elected and have qualified.

                  C.       Motions before stockholders:

                           (1)       Election of three directors:

                                    NAME OF DIRECTOR       VOTES FOR        VOTES WITHHELD       ABSTENTIONS       BROKER NON-VOTES
                                    ----------------       ---------         --------------      -----------       ----------------
                                    John R. Gunn           10,317,457            550,119          0                 0
                                    Jay C. Huffard         10,319,507            548,069          0                 0
                                    Shawkat Raslan         10,316,792            550,784          0                 0

                           (2) Ratification of the selection of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998:

                                    Votes For                          10,840,717
                                    Votes Against                          22,476
                                    Abstentions                             4,383
                                    Broker Non-Votes                            0


                  D.        Inapplicable.


Item 5.       Other Information

As disclosed in the Company's latest proxy statement, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is January 8, 1999. In addition, pursuant to the Company's By-Laws, shareholder proposals intended for presentation at the 1999 Annual Meeting that are not intended to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting must be received by the Secretary of the Company no earlier than March 23, 1999 and later than April 17, 1999.

Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by March 27, 1999 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Shareholders or of their intent to commence a proxy solicitation for the 1999 Annual Meeting of Shareholders.

Item 6.       Exhibits and Reports on Form 8-K

                  A. Exhibits - The following exhibits are filed herewith or incorporated herein.

                               None.

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


                                      U.S. HomeCare Corporation


8/14/98                               /s/ Sophia V. Bilinsky
---------------------------           ------------------------------------------
Date                                  President and Chief Executive Officer
                                      (Principal Executive Officer)



8/14/98                               /s/ Clifford G. Johnson
---------------------------           ------------------------------------------
 Date                                 Vice President Finance and Administration
                                      and Chief Financial Officer
                                      (Principal Financial Officer)