Form 10-Q
period 1998-09-30
US HOMECARE CORP
filed 1998-11-16
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For The Third Quarter Ended September 30, 1998       Commission File #0-19240

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)




New York                                              13-2853680
-------------------------------           -----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)


Two Hartford Square West
Suite 300
Hartford, Connecticut                                   06106
-------------------------------           -----------------------------------
(Address of principal executive office)               (Zip Code)



Registrant's telephone number,                     (860) 278-7242
including area code
-------------------------------           -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/    No / /

            Number of Shares of Registrant's Common Stock Outstanding
                         September 30, 1998: 13,098,497

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I  -   Financial Information

  Item 1    Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997                      3

            Consolidated Statements of Operations
            for the three months ended September 30, 1998
            and 1997.                                                     4

            Consolidated Statements of Operations
            for the nine months ended September 30, 1998
            and 1997.                                                     5

            Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1998 and 1997.        6

            Notes to Unaudited Consolidated
            Financial Statements.                                       7 - 9

  Item 2    Management's Discussion and Analysis
            of Financial Condition and Results of Operations.          10 - 13

  Item 3    Market Risk Disclosure                                       14


Part II  -  Other Information

  Item 1    Legal Proceedings                                            14

  Item 2    Changes in Securities and Use of Proceeds                    14

  Item 3    Defaults Upon Senior Securities                              14

  Item 4    Other Information                                            14

  Item 5    Exhibits & Reports on Form 8-K                               15

            Signatures                                                   16

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                           September 30,         December 31,
                                                                               1998                 1997
                                                                             --------             --------
                                                                            (unaudited)          (audited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                $    127             $    313
    Accounts receivable, net of allowance
         For doubtful accounts of $475 and $581                                 5,145                5,147
    Other current assets                                                          889                1,339

                                                                             --------             --------
               TOTAL CURRENT ASSETS                                             6,161                6,799
                                                                             --------             --------

PROPERTY AND EQUIPMENT, net                                                       662                  841
                                                                             --------             --------

OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $799 and $736                            1,435                1,497
    Intangible assets, net of accumulated
       Amortization of $5,716 and $5,502                                          271                  485
    Other                                                                         825                  756
                                                                             --------             --------
              TOTAL OTHER ASSETS                                                2,531                2,738
                                                                             --------             --------
TOTAL ASSETS                                                                 $  9,354             $ 10,378
                                                                             ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current maturities of long-term debt                                     $  8,363             $   --
    Accounts payable                                                            4,317                2,528
    Accrued expenses                                                            2,651                2,961
    Accrued payroll and related costs                                           1,568                1,655
                                                                             --------             --------
              TOTAL CURRENT LIABILITIES                                        16,899                7,144
                                                                             --------             --------

OTHER LIABILITIES
    Long-term debt                                                               --                  7,577
    Other long-term liabilities                                                 1,745                2,128
                                                                             --------             --------
              TOTAL OTHER LIABILITIES                                           1,745                9,705
                                                                             --------             --------
TOTAL LIABILITIES                                                              18,644               16,849
                                                                             --------             --------

STOCKHOLDERS' DEFICIT
    Common stock, $0.01 par value,  40,000,000 shares authorized,                 131                  121
     13,098,497 and 12,130,353 shares outstanding
    Preferred stock, $1 par value, 5,000,000 authorized, 328,569                  328                  328
     shares outstanding
    Additional paid-in capital                                                 47,139               47,077
    Accumulated deficit                                                       (56,888)             (53,997)
                                                                             --------             --------
              TOTAL STOCKHOLDERS' DEFICIT                                      (9,290)              (6,471)
                                                                             --------             --------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                    $  9,354             $ 10,378
                                                                             ========             ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                  Three Months Ended
                                                                     September 30,
                                                                1998                 1997
                                                              --------             --------
                                                                       (unaudited)
Net revenues                                                  $ 11,239             $ 12,195
Cost of revenues, primarily
    payroll and related costs                                    7,918                7,879
                                                              --------             --------

Gross profit                                                     3,321                4,316

Operating expenses:
     Selling, general and administrative expenses                4,675                4,609
     Amortization and depreciation                                 327                  360
                                                              --------             --------
Total operating expenses                                         5,002                4,969

Loss before interest expense and income taxes                   (1,681)                (653)

Interest expense                                                   246                  210
                                                              --------             --------
Loss before income taxes                                        (1,927)                (863)

Provision for state income taxes                                    38                   37
                                                              --------             --------
Net Loss                                                        (1,965)                (900)

Dividends on preferred stock, paid in common stock                 172                  172
                                                              --------             --------

Net Loss applicable to common shareholders                    $ (2,137)            $ (1,072)
                                                              ========             ========

Net Loss per share:

    Basic                                                     $  (0.17)            $  (0.10)
                                                              ========             ========
    Diluted                                                   $  (0.17)            $  (0.10)
                                                              ========             ========
Weighted average common shares outstanding:
    Basic                                                       12,812               10,219
        Dilutive effect of stock options                            --                   --

        Conversion of preferred shares                              --                   --
                                                              ========             ========
    Diluted                                                     12,812               10,219
                                                              ========             ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                Nine Months Ended September 30,
                                                                    1998                 1997
                                                                  --------             --------
                                                                           (unaudited)
Net revenues                                                      $ 35,938             $ 39,924
Cost of revenues, primarily
    payroll and related costs                                       24,225               24,593
                                                                  --------             --------

Gross profit                                                        11,713               15,331

Operating expenses:
     Selling, general and administrative expenses                   12,644               12,436
     Amortization and depreciation                                   1,142                1,089
                                                                  --------             --------
Total operating expenses                                            13,786               13,525

Income (Loss) before interest expense and income taxes              (2,073)               1,806

Interest expense                                                       705                  678
                                                                  --------             --------

(Loss) Income before income taxes                                   (2,778)               1,128

Provision for state income taxes                                       113                  113
                                                                  --------             --------

Net (Loss) income                                                   (2,891)               1,015

Dividends on preferred stock, paid in common stock                     517                  517
                                                                  --------             --------

Net (Loss) income applicable to common shareholders               $ (3,408)            $    498
                                                                  ========             ========

Net (Loss) Income per share:



    Basic                                                         $  (0.27)            $   0.05
                                                                  ========             ========
    Diluted                                                       $  (0.27)            $   0.05
                                                                  ========             ========

Weighted average common shares outstanding:
    Basic                                                           12,619                9,941
        Dilutive effect of stock options                              --                  1,819
        Conversion of preferred shares                                --                  7,152
                                                                  ========             ========
    Diluted                                                         12,619               18,912
                                                                  ========             ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                                1998                1997
                                                                              -------             -------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss) income                                                          $(2,891)            $ 1,016

    Adjustments to reconcile net income to
              net cash provided by (used in) operating activities:
     Depreciation and amortization                                              1,142               1,089
     Provision for bad debts                                                      319                 351
     Non-cash charges                                                              71                 408
   Changes in operating assets and liabilities:
     Decrease/(increase) in accounts receivable                                  (317)                491
     Decrease/(increase) in other current assets                                  450                 (58)
     Increase in other assets                                                    (575)               (527)
     (Decrease)/increase in accrued payroll and related costs                     (87)                 29
     (Decrease)/increase in accounts payable and accrued expenses               1,479              (2,985)
     Decrease in other liabilities                                               (383)               (331)
                                                                              -------             -------
     Net cash provided by (used in) operating activities                         (792)               (517)
                                                                              -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from disposition of property and equipment                            0                 192
     Purchase of property and equipment                                          (180)               (132)
                                                                              -------             -------
     Net cash (used in) provided by investing activities                         (180)                 60
                                                                              -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (decrease) in bank financing                                        786                (176)
                                                                              -------             -------
     Net cash provided by (used in) financing activities                          786                (176)
                                                                              -------             -------

     Net decrease in cash and cash equivalents                                   (186)               (633)
     Cash and cash equivalents, beginning of period                               313                 647
                                                                              -------             -------

     Cash and cash equivalents, end of period                                 $   127             $    14
                                                                              =======             =======

CASH  PAID DURING THE PERIOD FOR:

     Income taxes                                                             $   208             $   113
                                                                              =======             =======
     Interest                                                                 $   659             $   678
                                                                              =======             =======


     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1      -     Unaudited Information

     In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the nine months ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2      -     Revenue Recognition

     The Company recognizes revenues as the services are performed. The Company receives retroactive increases and decreases to certain rates. The Company records such amounts as changes in revenue when it is notified by the payors or when the amounts are estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues are adjusted, as required in subsequent periods, based on final settlement.

Note 3   -  Stockholders' Deficit

     During the quarter ended September 30, 1998 and 1997, the Company issued 311,743 and 147,916 shares, respectively, of Common Stock as dividends on the Company's $35.00, 6% Convertible Preferred Stock (the "Preferred Stock"), and 60,925 and 14,580 shares, respectively, of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan. For the nine months ended September 30, 1998, the Company issued 869,404 shares of Common Stock as dividends on the Company's Preferred Stock and of 98,740 shares of Common Stock to Directors in lieu of cash fees under the Director Stock Fee Program.

Note 4   -  Commitments and Contingencies

     Medicare revenues are based in part on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accounts payable at September 30, 1998 and at December 31, 1997 was approximately $1.6 and $0.6 million, respectively, which are estimates of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 5   -  Debt and Accounts Receivable Securitization

     The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies, in part, on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $9.3 million as of September 30, 1998. The net proceeds from the sale of accounts receivable through the Securitization Program at September 30, 1998 and December 31, 1997 were $6.7 million and $6.9 million, respectively. The Securitization Program expires during January 1999.

     The Company's Revolving Line of Credit ("RLOC") and the Company's subordinated credit facility also expire during January 1999. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at September 30, 1998.

     Summary of the proforma receivables and debt levels including securitized financing:


                                                                  September 30,      December 31,
                                                                      1998               1997
                                                                    -------            -------
                                                                (in thousands)      (in thousands)
      Total Accounts Receivable                                     $12,318            $12,667
      Provision for Bad Debt                                            475                581
                                                                    -------            -------
      Net Accounts Receivable                                       $11,843            $12,086
      Accounts Receivables Sold to Securitization                     6,698              6,939
                                                                    -------            -------
      Accounts Receivables, on the Balance Sheet                    $ 5,145            $ 5,147
                                                                    =======            =======

      Days Sales Outstanding (Total Accounts Receivable)                 94                 88
                                                                    =======            =======

      Total Bank Debt, on the Balance Sheet                         $ 8,363            $ 7,577
      Securitization Advances                                         6,698              6,939
                                                                    -------            -------
      Total Bank Financing                                          $15,061            $14,516
                                                                    =======            =======

Note 6 - Presentation of Prior Year Information

     The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Note 7 -    Net Income Per Share

     Net Income Per Share - As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). As a result, net income per share for the three months and nine months ended September 30, 1997 has been restated to conform with the provisions of SFAS 128. Basic net income per share is based on weighted average number of common shares outstanding. Convertible preferred stock, warrants, and stock options outstanding are used in the calculation of diluted earnings per share. For the quarters ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998, conversion of preferred stock has not been considered in the computation of diluted earnings per share because to do so would be anti-dilutive.

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

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended September 30, 1998
Compared With Three Months Ended September 30, 1997

   Net revenues reported for the three month period ended September 30, 1998 were $11,239,000 compared to $12,195,000 for the third quarter of 1997. The decline is principally the result of a net charge to revenue of $611,000 resulting from revised estimates of Medicare payments for services rendered in earlier periods (as discussed in Notes 2 and 4) and continued downward pressures on rates and utilization by government payors.

   Cost of revenues as a percentage of net revenues was 70.5% for the third quarter of 1998, compared with 64.6% in the third quarter of 1997. The increase in cost of revenues is due primarily to above described revenue charges resulting from adjustments of prior periods by payors and pressures on rates and utilization. The resulting gross profits were $3,321,000 and $4,316,000, or 29.5% and 35.4%, for the quarters ended September 30, 1998 and 1997, respectively. Excluding the impact of prior period payor adjustments, the gross profit margin would have been 33.2% in the current quarter.

   Selling, general and administrative expenses were $4,675,000 in the third quarter of 1998 as compared to $4,609,000 in the third quarter of 1997. Third quarter 1998 expenses included $480,000 of accruals relating to revised estimates of earlier period liabilities related to tax audits for 1989 to 1996, retrospectively rated workers compensation for 1992 to 1996 and a recently revised settlement with a vendor to the Company's discontinued home infusion business. Selling, general and administrative expenses also include $188,000 of securitization funding expenses for the three months ended September 30, 1998 and $194,000 for the three months ended September 30, 1997.

   Net interest expense was $246,000 for the third quarter of 1998 compared to $210,000 for the third quarter of 1997. The increase resulted from an increase in borrowed funds. Amortization and depreciation were $327,000 for the third quarter of 1998 as compared to $360,000 for the third quarter of 1997.

   The Company's net operating losses eliminated any Federal income tax liability. The income tax provision relates to state tax obligations.

   As a result of the foregoing, for the three months ended September 30, 1998, the Company had net loss of $1,965,000 compared to a net loss of $900,000 for the corresponding quarter in 1997.

 Nine Months Ended September 30, 1998
Compared With Nine Months Ended September 30, 1997

   Net revenues reported for the nine month period ended September 30, 1998 were $35,938,000 compared to $39,924,000 for the first three quarters of 1997. The decline is principally the result of the impact of continuing rate reductions by government payors including a net charge to revenue of $724,000 resulting from revised estimates of Medicare payments for services rendered in earlier periods.

   Cost of revenues as a percentage of net revenues was 67.4% for the first three quarters of 1998, compared with 61.6% in the first three quarters of 1997. The increase in cost of revenues is primarily due to rate reductions discussed above. The resulting gross profits were $11,713,000 and $15,331,000 or 32.6% and 38.4%, for the nine months ended September 30, 1998 and 1997, respectively. Excluding the impact of prior period payor adjustments, the gross profit margin for the first nine months of 1998 would have been 33.9%.

   Selling, general and administrative expenses were $12,644,000 in the first three quarters of 1998 as compared to $12,436,000 in the first three quarters of 1997. The net increase reflects the effect of $690,000 of revised estimates of liabilities related to tax audits for 1989 to 1996, retrospectively rated workers compensation for 1992 to 1996, and a recently revised settlement with a vendor to the Company's discontinued home infusion business. Selling, general and administrative expenses also include $562,000 of securitization funding expenses for the nine months ended September 30, 1998 and $488,000 for the nine months ended September 30, 1997.

   Net interest expense was $705,000 for the first three quarters of 1998 as compared to $678,000 for the first three quarters of 1997. The increase resulted from an increase in borrowed funds. Amortization and depreciation were $1,142,000 for the first three quarters of 1998 as compared to $1,089,000 for the first three quarters of 1997, primarily due to amortization of deferred costs of refinancing the Company's credit facilities.

   The Company's net operating losses eliminated any Federal income tax liability. The income taxes noted relate to state tax obligations.

   As a result of the foregoing, for the nine months ended September 30, 1998, the Company had a net loss of $2,891,000 compared to net income of $1,015,000 for the corresponding nine months in 1997.

FINANCIAL CONDITION

   As of September 30, 1998, the Company's cash and cash equivalents totaled $127,000 compared to $313,000 at December 31, 1997. Undrawn funds available from the Company's Revolving Line of Credit was approximately $256,000 at September 30, 1998.

   The Company is not in compliance with the financial covenants of its revolving credit agreement. Noncompliance with financial covenants gives the banks the right to declare the amounts outstanding under the Company's credit facilities immediately due and payable. The Company has obtained waivers from its banks for this non-compliance.

   The Company believes that its existing credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and debt obligations through 1998. Beyond 1998, the Company believes that it will need to increase and extend or replace its existing credit facilities to ensure sufficient funding of the Company's operations. The Company is currently discussing with its current creditors and others such expanded and extended financing. There can be no assurance that the Company will obtain such expanded and extended financing. Failure to obtain such financing would have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000 COMPLIANCE

   The Company has determined that it will need to modify, upgrade or replace portions of its third party application and mainframe operating systems software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company has been assured by its third party application vendor that a year 2000 compliant version of the software will be made available in 1999. The Company is currently in the process of selecting and purchasing necessary upgrades to its mainframe operating software and expects to be year 2000 compliant in this area by June 30, 1999. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to determine that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems, and as of the date hereof is not able to quantify the impact on the Company, if any, of failures of those organizations to remediate Year 2000 issues properly.

                            U.S. HOMECARE CORPORATION


Item 3.     Market Risk Disclosures

            None.



Part II - Other Information


Item 1.     Legal Proceedings

            None.


Item 2.     Changes in Securities and Use of Proceeds

            None.


Item 3.     Defaults Upon Senior Securities

            None.


Item 4.     Other Information

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

Item 5.     Exhibits and Reports on Form 8-K

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