Form 10-K
period 1998-12-31
US HOMECARE CORP
filed 1999-04-07
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended December 31, 1998

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

                                                              Name of each
                                                           exchange on which
Title of Each Class                                            registered
-------------------                                            ----------

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

         While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that, based upon the average bid and asked prices of such Common Stock on the OTC Bulletin Board on March 29, 1999 of $0.0156, the aggregate market value of outstanding Common Stock on March 29, 1999, held by non-affiliates was less than $100,000. The aggregate market value of outstanding Preferred Stock held by non-affiliates on March 29, 1999, based upon private market transactions for such Preferred Stock in 1998 was less than $100,000. For this computation, the registrant has excluded the market value of all shares of its Common Stock and Preferred Stock reported as beneficially owned by officers and directors and their affiliates and certain significant shareholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such shareholder is an affiliate of the registrant.

                       Documents Incorporated by Reference

         NONE.

                            U.S. HOMECARE CORPORATION

                            ANNUAL REPORT ON FORM 10K

                                DECEMBER 31, 1998


                                TABLE OF CONTENTS

                                     PART I

Item 1    BUSINESS ........................................................    1
Item 2    PROPERTIES ......................................................    8
Item 3    LEGAL PROCEEDINGS ...............................................    9
Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    9

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS .........................................................   10
Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA ............................   11
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................   12
Item 7.A. MARKET RISK DISCLOSURES..........................................   16
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   16
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................. ...........................   16

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   17
Item 11.  EXECUTIVE COMPENSATION ..........................................   18
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   22
Item 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS ..................   23

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.........................................................   24

                                     PART I

ITEM 1. BUSINESS

GENERAL

         U.S. HomeCare Corporation (collectively with its subsidiaries, "USHC" or the "Company") is a regional provider of paraprofessional and professional home health care services, including nursing care, personal care, and other specialized therapies. U.S. HomeCare is headquartered in Hartford, Connecticut and has operations in New York (Westchester County, metropolitan New York City, Long Island and upstate New York) as well as Connecticut and Pennsylvania. U.S. HomeCare works with physicians, social service agencies, health care institutions, and patients to identify home care services that are appropriate for the patient's diagnosis and required to implement the physician's plan of treatment. U.S. HomeCare addresses the needs of its patients by coordinating therapies, products, equipment, and support services with the appropriate nursing care. To further its emphasis on a diagnosis-centered approach, U.S. HomeCare has designed specialized programs for patients with particular diseases such as Cancer, AIDS and Alzheimer's disease, and for particular classes of patients such as the developmentally disabled, hospice patients and the frail elderly.

         Following its formation in 1986, U.S. HomeCare expanded through a strategy of internal growth, the opening of new branch offices, selected acquisitions within its region and the introduction of new services and programs, including infusion therapy which was added in 1989. In 1992, U.S. HomeCare adopted an accelerated expansion strategy, opened offices in a number of new geographic markets, developed a new and sizable base of Medicare business in South Florida, and, in late 1992, consummated a significant infusion therapy acquisition in the greater New York metropolitan area. Management underestimated the financial, managerial and system resources necessary to execute its expansion strategy. As a result, U.S. HomeCare failed to successfully implement its expansion strategy and began to incur operating losses in the second quarter of 1993. In August 1994, U.S. HomeCare announced an extensive restructuring plan, which included the closing of its development-stage offices outside of its core markets, the consolidation of its infusion therapy pharmacy facilities from five to two, and the sale of its South Florida operations which was completed in December 1995. Despite these actions, U.S. HomeCare continued to incur operating losses in 1994, 1995 and 1996.

       In late 1996, U.S. HomeCare undertook further restructuring efforts, including the sale of the business and operating assets of its home infusion therapy operations as of October 1, 1996. U.S. HomeCare recognized a loss on the sale of its home infusion therapy operations of $13.8 million (including the write-off of $11.6 million of related goodwill and intangibles and a reserve of $2.6 million for the collection of infusion therapy receivables) and recorded a $3.6 million provision for restructuring and other non-recurring charges. During 1997, U.S. HomeCare reported profitable operations through the first six months of the year. During that time U.S. HomeCare pursued the possibility of merging with a larger healthcare company, culminating in an agreement to merge with Home Health Corporation of America (HHCA), which was announced publicly in September 1997. This Agreement was terminated by mutual agreement in February of 1998.

         US HomeCare announced in December, 1997 that the New York State Attorney General's office had initiated a broad-based investigation into the billing and other practices of companies providing home health care services in New York under Medicaid-funded state programs. US HomeCare was included in the Investigation. U.S. HomeCare cooperated fully with the State's investigation and initiated its own internal investigation of its billing practices and Medicaid rates. Based on its internal review, U.S. HomeCare concluded that it had meritorious legal defenses for substantially all potential claims by the state for monetary or other penalties based on cost reporting and billing practices related to Medicaid-funded home health care programs. However, U.S. HomeCare also believed that it could take substantial time and expense to litigate any of these issues to their conclusion. U.S. HomeCare in January 1998 entered into negotiations with the office of the Attorney General in an effort to reach a rapid resolution of the investigation. Under the terms of a final agreement signed on February 27, 1998, U.S. HomeCare agreed to settle the state's investigation for a monetary payment of $1.75 million, payable with interest over a period of 36 months. The full amount of the settlement may be prepaid at any time, and U.S. HomeCare has agreed with the state that it will use reasonable efforts to refinance the amount of the settlement as soon as possible.

In April and May of 1998 U.S. HomeCare began to experience reductions in sales and margins principally as a result of the impact of the Interim Payment System ("IPS") adopted by Medicare which became effective in 1998. On June 15, 1998, U.S. HomeCare announced the hiring of a new CEO to provide leadership to the company. Over the last three quarters of 1998, U.S. HomeCare took charges to earnings totaling $3.2 million -- more than half of which was related to the revision of estimates for earlier period tax audits, retrospectively rated workers compensation, vendor settlements, and Medicare cost report settlements for 1996 with the remaining charges principally for the 1998 IPS liability. By October of 1998, the full impact of IPS was evident on the company's operating results and U.S. HomeCare began again the active process of seeking capital resources to support its business.

At the end of December of 1998, U.S. HomeCare initiated further cost reduction measures expected to yield $1.3 million on an annualized basis.

In January of 1999, U.S. HomeCare's bank group extended the maturity on the existing credit lines and they continue to do so on a month to month basis. In February of 1999, the bank group approved an increase in the credit facilities to provide U.S. HomeCare with liquidity while U.S. HomeCare pursues outside capital resources.


HOME HEALTH CARE MARKET

         Home health care is a growing major segment of the health care industry and is projected to remain so through the end of the decade. According to the Health Care Financing Administration ("HCFA"), U.S. home health care spending for 1998 is estimated to exceed $33 billion with nursing services representing approximately two thirds of the total. The market for home health care services is expected to grow by approximately 8% per year to over $66 billion in the year 2007.

         The growth in home health care revenues is being driven by several factors, including

                  -        The aging of the U.S. population;

                  - The increased acceptance by physicians, patients and third-party payors of home health care services as a viable alternative for administering care outside of an institutional setting;

                  - The cost effectiveness of home health care versus hospitalization (home health care is estimated to cost approximately 50% of equivalent care delivered in the hospital); and

                  - The deterioration of the family unit which forces the dependence of individuals on outside caregivers.


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

         The home health care industry consists of four segments: nursing services, infusion therapy, respiratory therapy and home medical equipment. U.S. HomeCare operates in the nursing services segment. The nursing services segment includes the provision of both professional and paraprofessional nursing and personal care in the home, and is estimated to represent two-thirds of expenditures within the home health care market, or approximately $17 billion in 1995. Approximately 70% of nursing services are provided to people over the age of 65 and primarily consist of non-technical, medically related personal care services related to assisted living. Such services are often intended to prevent costly, premature and/or unnecessary institutionalization of the patient. The primary diagnoses of patients receiving home nursing care are cardiovascular and cerebrovascular disease, respiratory disease, orthopedic conditions, carcinomas, diabetes, and central nervous system problems.

         In 1998, the nursing segment of the home health care industry was adversely affected by continued reimbursement rate pressure from governmental payors and, in particular, from the implementation of a new method of reimbursement for nursing services by Medicare - the Interim Payment System ("IPS"). Historically, Medicare reimbursements were based upon the lower of the home health agency's cost of providing services to a patient on a per visit basis or Medicare's per visit cost cap. Under IPS, home health care agencies, in addition to the above reimbursement limitations, are also subject to a total per patient cap on reimbursement. This cap is agency specific, based principally on the individual agency's experience in 1993. Agencies that have a more acute census of patients or have changed their patient mix are experiencing difficulties in managing to deliver the necessary care to patients within these reimbursement limitations. Many agencies have reduced their overall Medicare census and are looking for alternate referral sources of less acute patients or looking to reduce their overall costs in order to reduce their exposure to Medicare. Many certified agencies are reducing the frequency and length of paraprofessional visits to patients. Even though patient census may have increased, licensed agencies have experienced significant reductions in per patient revenues. Since the per patient caps were not finalized until the second quarter of 1998, many certified home health agencies were slow to adjust to the new reimbursement system. They are now facing significant paybacks owed to the Medicare program as a result of these changes. The financial wherewithal of a significant number of these agencies is in question (several large home health agencies have already filed for Chapter 11 protection) leading to an even more accelerated consolidation of the home health care industry expected to occur in 1999.

         In October of 2000, HCFA expects to implement the Prospective Pay System ("PPS") which is expected to address a number of inadequacies inherent in the IPS system the industry is burdened with today. PPS will reimburse per patient based on the patients diagnosis. In theory, this will allow agencies who accept higher acuity patients or patients with diagnoses that require longer periods of treatment to be reimbursed fairly under the Medicare system. Agencies efficient in returning a patient to independence based on specific disease states are expected to prosper under this reimbursement system.

         The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. Many of U.S. HomeCare's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than U.S. HomeCare and may, in certain locations, possess licenses or certificates (for example, certificates of need in New York) that permit them to provide services that U.S. HomeCare cannot provide currently.


NEED TO REFINANCE OR EXTEND EXISTING CREDIT FACILITIES

                  All of U.S. HomeCare's existing credit facilities, including its accounts receivable securitization program, revolving line of credit, term loan, and subordinated debt matured in January 1999. Given the industry conditions and U.S. HomeCare's need for additional capital resources, the bank group is renewing financing on a month to month basis, although it has no obligation to do so.

         U.S. HomeCare's ability to continue to operate its business over the near term is highly dependent on, among other things, its ability to secure adequate financing. Discussions with potential financing sources in 1998 did not result in U.S. HomeCare obtaining such financing. There can be no assurance that such financing is available.


RELATIONSHIPS WITH REFERRAL SOURCES

         U.S. HomeCare's business depends to a significant extent on its ability to establish and maintain close working relationships with home care and social service agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers. There can be no assurance that U.S. HomeCare's existing relationships with these referral sources will be successfully maintained or that additional relationships will be successfully developed. In March 1994, VNS HomeCare ("VNS"), a non-profit home health care institution in New York City informed U.S. HomeCare that it intended to reduce U.S. HomeCare's overall caseload due to substandard administrative performance ratings. Though these issues were addressed and current ratings are above average, the VNS has been reluctant to reinstate U.S. Homecare's premier vendor status. This, in combination with the fact that 1)the VNS started its own licensed agency to which it is directing referrals on a priority basis and 2) the negative effect of the Interim Payment System on the VNS has resulted in continuing revenue declines for U.S. HomeCare's VNS business. U.S. HomeCare's net revenues attributable to VNS declined from $6.2 million (11% of total revenues) for the year ended December 31, 1995 to $5.4 million (9%) for the year ended December 31, 1996, and to $4.5 million (8%) for the year ended December 31, 1997, and to $3.5 million (7%) for the year ended December 31, 1998.

         During 1998, US HomeCare obtained several significant new customers including New York Health and Hospital Corporation, Catholic Medical Centers, Coram, and Merit Behavioral, which have offset somewhat the volume reductions attributable to VNS.

         U.S. HomeCare's recent strategy has been to focus on elevating its relationships with its customers to more of a partnership which U.S. HomeCare believes is necessary for both parties to effectively deal with the adverse reimbursement environment the industry is currently faced with. U.S. HomeCare is working with selected customers to implement special training and other staffing programs to more effectively meet the customers' needs. Most importantly, U.S. HomeCare is reinvesting in technology and software to provide a more cost effective, responsive service to patients of its referral sources. Quicker, more efficient discharges are assisting hospitals and family members in ensuring cost effective, high quality care for their patients while more efficient tracking of start and stop times and billing of services provided ensure lower costs for certified agency customers. Lastly, U.S. HomeCare has initiated discussions about developing jointly with its customers, prospective disease specific care protocols in anticipation of the Prospective Pay System.


DEPENDENCE ON REIMBURSEMENT BY THIRD PARTY PAYORS

         A portion of U.S. HomeCare's revenues is derived directly or indirectly from government-sponsored health care programs, including Medicaid and Medicare. U.S. HomeCare receives direct payments from both Medicare (12.8% of revenue) and Medicaid (12.5% of revenue). US HomeCare also derives significant revenues indirectly from the Medicare program through contracts with local government agencies (9.2% of revenue), such as the Department of Social Services of Westchester County. In addition, a substantial portion of U.S. HomeCare's business is derived as a subcontractor to Certified Home Health Agencies that derive a substantial portion of their revenues from Medicare and Medicaid. As a result, U.S. HomeCare is adversely affected by any rate freezes, payment delays, cutbacks in coverage or any other adverse actions taken with respect to Medicare and Medicaid. There can be no assurance that such actions will not be taken in the future.

         Governmental and third-party payors have taken extensive steps intended to contain or reduce payments made to home health care providers such as U.S. HomeCare. These steps have included, among others, changes in reimbursement methodologies, changes in services covered, increased utilization review of services, negotiated prospective or discounted contract pricing and adoption of a competitive bid approach to service contracts. Managed care and related cost containment efforts are expected to continue in the future. Home health care, which is generally less costly than hospital-based care, has generally benefited from many of these cost containment efforts. As expenditures in the home health care market continue to grow, however, initiatives aimed at reducing the cost of health care delivery at non-hospital sites are increasing. For example, several state Medicaid programs, in an effort to contain the cost of health care and in light of state budgetary constraints, have reduced their payment rates and have narrowed the scope of covered services. Such initiatives are expected to continue in the future. A significant change in coverage or a reduction in payment rates for the types of home health care services provided by U.S. HomeCare could have a material adverse effect upon U.S. HomeCare's business and financial condition.

         For each office in which U.S. HomeCare participates in the Medicare program, U.S. HomeCare is required to file annual cost reports to establish its reimbursement rate per Medicare visit for that office. Such reimbursement rates are subject to audit and retroactive adjustment by the Medicare fiscal intermediaries for the geographic areas in which U.S.
HomeCare's Medicare-certified offices are located.

         In its core market operations U.S. HomeCare is required to file cost reports for two of its upstate New York offices, for its Connecticut operations, and for its Pennsylvania operations as well as for its home office operations. Cost reports for all of U.S. HomeCare's Medicare certified operations have been settled for all filings made in 1997 for operations through December 1996 although they remain subject to reopening through September 2000. The cost reports filed for periods through December 31, 1997 were initially settled during the third quarter of 1998 but will be subject to audit during 1999. All estimated liabilities to the Medicare Program for 1997 cost report settlements were paid during the third and fourth quarter of 1998. The remaining open cost reports for periods through December 31, 1998 are not due until May 1999. However, during December 1998 and January 1999 our Medicare intermediary for our Pennsylvania operations requested an interim cost report for these providers. The results of their review are fully reserved for in 1998. While U.S. HomeCare has recorded estimated settlements for these open cost report periods there can be no assurance that final settlements will not result in future assessments against U.S. HomeCare. Such assessments could result in reductions in recorded revenues in 1999.


GOVERNMENT REGULATION

         U.S. HomeCare and the health care industry generally are subject to extensive and frequently changing state and federal regulation governing the provision of home health care services, the licensing of branch offices, certification of home health agencies and the licensing of professionals. In addition, state and federal fraud and abuse laws prohibit, among other things, the payment of remuneration for patient or business referrals. New laws and regulations are enacted from time to time to regulate new and existing services and products in the home health care industry, and any changes in the laws or regulations or new interpretations of existing laws or regulations could have an adverse effect on U.S. HomeCare's methods and costs of doing business. Further, failure by U.S. HomeCare to comply with applicable laws could adversely affect U.S. HomeCare's ability to continue to provide, or receive reimbursement for, its services from Medicare, Medicaid and other third party payors and also could subject U.S. HomeCare and its officers to civil and criminal penalties. There can be no assurance that U.S. HomeCare will not encounter regulatory impediments that could adversely affect its ability to open new branch offices and to expand the services currently provided at its existing branch offices.

         U.S. HomeCare's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that are paid for in whole or part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, fines and exclusion from future participation in the Medicare and Medicaid programs. Federal enforcement officials also may attempt to impose civil false claims liability with respect to claims resulting from an anti-kickback violation. If successful, civil penalties could be imposed, including assessments of $2,000 per improper claim for payment plus twice the amount of such claims and suspension from future participation in Medicare and Medicaid programs. Civil suspension for anti-kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implication, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payor source.

         In addition, an increasing number of states have laws, which vary from state to state, prohibiting certain direct or indirect providers for the referral of patients to a particular provider, including pharmacies and home health agencies. Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. There can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of U.S. HomeCare.

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

         In New York State, a certificate of need ("CON") must be obtained in order to be certified to participate in the Medicare and Medicaid programs. U.S. HomeCare does not have CONs covering its Westchester County, metropolitan New York and Long Island branches and is therefore not certified as a Medicare provider for such branches. A majority of U.S. HomeCare's business in these branches is therefore derived as a subcontractor to Medicare-certified and Medicaid-certified agencies or as a contractor with local government agencies. In upstate New York (which was an acquired operation), U.S. HomeCare does have CONs.

         U.S. HomeCare is also subject to laws and regulations pertaining to the environment, health and safety. If U.S. HomeCare were found to be in violation of any such laws and regulations, it could have a material adverse effect on its business or financial condition.


HEALTH CARE REFORM

         Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States. Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress. Many approaches have been considered, including mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to health care delivery systems. In addition, some of the states in which U.S. HomeCare operates are considering various health care reform proposals. U.S. HomeCare anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, U.S. HomeCare cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on U.S. HomeCare. In addition, the cost and service considerations which have generated proposals for health care reform have also resulted in, and are expected to continue to result in, strategic realignments and combinations in the health care industry which may, over time, have a significant impact on U.S. HomeCare's strategic direction and results of operations. The actual announcement of reform proposals and the investment communities' reaction to such proposals, announcements by competitors and payors of their strategies to respond to reform initiatives and general industry conditions have produced and may continue to produce difficult financial circumstances and volatility in the trading and market price of U.S. HomeCare's Common Stock and for securities of health care companies generally.


ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT AND DEPENDENCE ON HEALTH CARE PROFESSIONALS

         U.S. HomeCare's future success will depend in large part on its ability to attract and retain senior management personnel and branch-level management. In addition, U.S. HomeCare is dependent on its staff of professional nurses and it's other health care professionals and paraprofessionals. Competition for qualified management personnel and health care professionals and paraprofessionals is strong. The inability to attract, retain or motivate management and sufficient numbers of qualified health care professionals and paraprofessionals could adversely affect U.S. HomeCare's business and prospects. Although U.S. HomeCare has been generally able to meet its staffing requirements for professional nurses and other health care staff, U.S. HomeCare has experienced occasional staffing shortages at certain of its offices, and an increase in competition, or a decline in its ability to meet its staffing needs, in the future could have a material adverse effect on U.S. HomeCare's profitability and on U.S. HomeCare's ability to maintain or increase its patient base at certain or all of its branch offices.


LIABILITY AND INSURANCE

         U.S. HomeCare's services subject it to liability risk. Malpractice claims may be asserted against U.S. HomeCare if its services are alleged to have resulted in patient injury or other adverse effects. U.S. HomeCare has from time to time been subject to such suits in the ordinary course of its business. There can be no assurance that future claims will not be made or that such claims, if made, will not materially and adversely affect U.S. HomeCare's business or financial condition. U.S. HomeCare currently maintains liability insurance in the amount of $ 5 million per occurrence and $ 9 million in the aggregate. There can be no assurance that the coverage limits of U.S. HomeCare's insurance policies will be adequate. During 1998 U.S. HomeCare did comply with the Balance Budget Act of 1997 and obtain surety bonds for all its Medicare businesses. In addition, while U.S. HomeCare has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim against U.S. HomeCare in excess of U.S. HomeCare's insurance coverage could have a material adverse effect upon the Company's business and financial condition. Claims against U.S. HomeCare, regardless of their merits or eventual outcome, also may have a material adverse effect upon U.S. HomeCare's reputation and business.


COMPETITION

         The home health care market is highly competitive and is divided among a large number of providers, some of which are national providers, but most of which are either regional or local providers. U.S. HomeCare believes that the programs provided, the quality of care and service provided, reputation, and the level of charges for services are significant competitive factors. Many of U.S. HomeCare's competitors and potential competitors have significantly greater financial, technical and marketing and sales resources than U.S. HomeCare and may, in certain locations, possess licenses or certificates (for example, CONs in New York State) that permit them to provide services that U.S. HomeCare cannot currently provide. There can be no assurance that U.S. HomeCare will not encounter increased competition in the future that could limit U.S.

HomeCare's ability to maintain or increase its business and could adversely affect U.S. HomeCare's operating results.


EMPLOYEES

         As of December 31, 1998, U.S. HomeCare had approximately 3,000 employees. U.S. HomeCare believes that its employee relations are good. None of U.S. HomeCare's employees are currently represented by a labor union.


PATENTS AND TRADEMARKS

         U.S. HomeCare has no material patents or trademarks.


OTHER

         U.S. HomeCare does not have significant research and development expenditures. U.S. HomeCare's business is not significantly seasonal in nature.


RISK FACTORS

         U.S. HomeCare's future is dependent on its ability to improve its financial condition and secure additional outside capital and results of operations are dependent on U.S. HomeCare's ability to successfully provide home health care services to its customers and to successfully collect fees for such services. Inherent in this process are numerous factors that U.S. HomeCare must carefully manage in order to be successful. Some of these factors are: obtaining sufficient cash flow from operations to meet its debt service and pay vendors on a timely basis; obtaining outside sources of capital to fund cash flow deficits; successful re-negotiation and extension of its credit facilities; complying with the financial covenants in its revolving line of credit, subordinated credit facility and accounts receivable securitization program; competing effectively with other home health care providers; establishing and maintaining close working relationships with home care and social service agencies, hospitals, clinics, nursing homes, physicians and physician groups, health maintenance organizations and other health care providers; obtaining adequate reimbursement from third party payors; complying with applicable law regarding the health care industry; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals and maintaining adequate liability insurance. The failure to manage these risks successfully has had and will continue to have a material adverse effect on U.S. HomeCare's business, financial condition and results of operations.


ITEM 2. PROPERTIES

         The following table sets forth the branch offices of U.S. HomeCare in each of its markets.

                                                    DATE OPENED          LEASE
                                                    OR BUSINESS          SQUARE
LOCATION                                              ACQUIRED          FOOTAGE
--------                                              --------          --------
NEW YORK
Hartsdale (regional processing center)                  5/86              5,968
Brooklyn                                                1/88              3,215

Queens                                                  3/89              4,860
Nassau                                                  3/89              3,600
Suffolk                                                 3/89              2,668
Manhattan                                               5/86              9,600
Bronx                                                   5/86              5,000
Scarsdale                                               5/86              3,643
Peekskill                                               5/86              1,250
Kingston                                                4/92              6,400
Latham                                                  4/92              4,420

CONNECTICUT
Hartford                                                1/88              3,238
Hartford (Corporate Headquarters)                       5/86              3,238
Bridgeport                                              1/92              2,061
New Haven                                               8/92              1,224

PENNSYLVANIA
Philadelphia                                            7/90              6,460
Pittsburgh                                              9/92              6,145


         U.S. HomeCare's headquarters is located in Hartford, Connecticut. U.S. HomeCare's nursing services are provided by staff located at branch offices in U.S. HomeCare's markets. All facilities are leased with various expiration dates through the year.

         U.S. HomeCare regularly evaluates the suitability of each location and overall adequacy of its various branch offices in regards to the impact on the efficient operation of the business.

ITEM 3. LEGAL PROCEEDINGS

         On August 10, 1998, Neuman Distributors, a vendor to U.S. HomeCare's discontinued IV Infusion business, enforced a judgement against U.S. HomeCare's New York assets from a New York State Court. U.S. HomeCare presented its case to the New York Courts and was not successful. In September of 1998, U.S. HomeCare settled the matter with Neuman Distributors at an additional expense to U.S. HomeCare of $280,000 to be paid over time.

         As a routine part of its business, U.S. HomeCare is from time to time involved in a variety of employee related disputes, many of which are litigated. It is U.S. HomeCare's experience that these claims do not typically represent a material claim. It is U.S. HomeCare's judgement and the judgement of its counsel that none of the claims currently in litigation would have a material affect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         U.S. HomeCare's Common Stock is traded on the OTC Bulletin Board under the symbol "USHO." The following table presents the quarterly high and low bid quotations, as reported by on-line services monitoring the OTC Bulletin Board. These quotations reflect the inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                           1998                    1997
                                           ----                    ----
                                      HIGH        LOW        HIGH         LOW
First Quarter                         $0.94      $0.28      $1.375       $0.688

Second Quarter                        $0.53      $0.28      $1.375       $0.969

Third Quarter                         $0.50      $0.34      $1.531       $0.938

Fourth Quarter                        $0.42      $0.02      $1.531       $0.906

         On March 29, 1999 the last reported sales price for U.S. HomeCare's Common Stock on the OTC Market was $0.0156 per share.


HOLDERS

         At December 31, 1998, there were approximately 400 record holders of Common Stock.


DIVIDENDS

         U.S. HomeCare has never declared or paid any cash dividends on its capital stock. In addition, U.S. HomeCare's revolving line of credit prohibits the payment of cash dividends on U.S. HomeCare's capital stock without prior consent. U.S. HomeCare does not anticipate being able to pay any cash dividends in the foreseeable future. U.S. HomeCare pays dividends on its outstanding $35.00 6% cumulative Convertible Preferred Stock, $1.00 par value (the "$35.00 Preferred") through the issuance of shares of Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The financial data set forth below is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes and other financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations and balance sheet data for the years ended December 31, 1996, 1997 and 1998 and at December 31, 1997 and 1998 respectively, have been derived from U.S. HomeCare's audited consolidated financial statements, and are included elsewhere herein.


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                         1994        1995        1996        1997        1998
                                                         ----        ----        ----        ----        ----
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues ........................................  $ 56,351    $ 56,450    $ 55,085    $ 52,635    $ 47,785
Cost of revenues ....................................    38,295      37,605      37,815      32,630      32,132
                                                       --------    --------    --------    --------    --------
Gross profit ........................................    18,056      18,845      17,270      20,005      15,653
Selling, general and administrative expenses ........    26,748      17,944      18,416      15,301      16,446
Provision for litigation settlement .................     2,000          --          --       1,750          --
Amortization and depreciation .......................     4,875       2,208       1,743       1,051         856
Restructuring and other non-recurring charges .......     7,650          --       3,619       1,306          --
                                                       --------    --------    --------    --------    --------

Income (loss) from continuing operations ............   (23,217)     (1,307)     (6,508)        597      (1,649)
Interest and other financing expenses ...............     2,057       1,533       1,892       2,044       2,293
                                                       --------    --------    --------    --------    --------

Loss from continuing operations before
provisions (benefit) for income taxes ...............   (25,274)     (2,840)     (8,400)     (1,447)     (3,942)
Provision (benefit) for income taxes ................      (219)        154         150         150         150
Discontinued operations:
Income (loss) from discontinued operations ..........    (1,710)      1,196      (1,464)     (1,597)         --
Loss on sale of IV therapy business .................        --          --     (13,779)         --
                                                       --------    --------    --------    --------    --------
Net loss ............................................   (26,765)     (1,798)    (23,793)     (1,597)     (4,092)

Dividends in common stock to preferred shareholders..       (34)       (641)       (690)       (690)       (690)
                                                       --------    --------    --------    --------    --------
Net Loss applicable to common shareholders ..........   (26,799)     (2,439)    (24,483)     (2,287)     (4,782)
                                                       ========    ========    ========    ========    ========
Basic and diluted loss per share:
Income (loss) from continuing operations ............  $  (3.04)   $   (.45)   $  (1.04)   $   (.22)   $   (.37)
Discontinued operations:
Income (loss) from discontinued operations ..........      (.21)        .15        (.17)         --          --
Loss on disposal of IV therapy business .............        --          --       (1.55)         --          --
                                                       --------    --------    --------    --------    --------
Basic and diluted loss per share ....................  $  (3.25)   $   (.30)   $  (2.76)   $   (.22)   $   (.37)
                                                       ========    ========    ========    ========    ========

Weighted average common shares outstanding ..........     8,247       8,180       8,868      10,444      12,975
                                                       ========    ========    ========    ========    ========

BALANCE SHEET DATA:

Net accounts receivable .............................  $    13,382    $ 15,480    $  7,925    $  5,147    $  5,525
Working capital (deficit) ...........................       (6,547)      8,186      (3,511)       (345)    (11,901)
Total assets ........................................       43,681      38,441      15,545      10,378       9,372
Short-term debt .....................................        6,729       1,119         346          --       8,277
Long-term debt (less current portion) ...............        9,282      12,524       7,983       7,577          --
Stockholders' equity (deficit) ......................        8,593      15,915      (7,055)     (6,471)    (10,471)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of U.S. HomeCare. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and under "Risk Factors."

GENERAL

U.S. HomeCare Corporation (collectively with its subsidiaries, "USHC" or the "Company") is a regional provider of paraprofessional and professional home health care services, including nursing care, personal care, and other specialized therapies. U.S. HomeCare is headquartered in Hartford, Connecticut and has operations in New York (Westchester County, metropolitan New York City, Long Island and upstate New York) as well as Connecticut and Pennsylvania. U.S. HomeCare works with physicians, social service agencies, health care institutions, and patients to identify home care services that are appropriate for the patient's diagnosis and required to implement the physician's plan of treatment. U.S. HomeCare addresses the needs of its patients by coordinating therapies, products, equipment, and support services with the appropriate nursing care. To further its emphasis on a diagnosis-centered approach, U.S. HomeCare has designed specialized programs for patients with particular diseases such as Cancer, AIDS and Alzheimer's disease, and for particular classes of patients such as the developmentally disabled, hospice patients and the frail elderly.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net revenues were $47.8 million in 1998 compared to $52.6 million in 1997. Approximately 55% of the $4.8 million revenue decline was directly as a result of changes in rates or reimbursement methodology (Interim Payment System) of governmental payors, 23% was the result of losses in revenues from one major customer (VNS), and the remaining revenue decline was predominately caused by the indirect effect of the above referenced governmental reimbursement changes on U.S. HomeCare's customers. Of the $2.6 million in revenue declines resulting from direct governmental reimbursement changes, $724,000 or 28% was for services rendered in earlier periods.

         Cost of revenues as a percentage of net revenues increased to 67.2% in 1998 as compared to 62.0% in 1997. More than 67% of the margin decline is due to governmental reimbursement changes while the remainder reflects increased professional and paraprofessional staffing costs brought about by the near full-employment levels in the U.S. economy.

         Selling, general and administrative expense increased by $1.1 million or 6.7% to $16.4 million in 1998 compared to $15.3 million for 1997. $990,000 of this increase reflects the effect of revised estimates of liabilities related to tax audits for 1989 to 1996, retrospectively rated workers compensation for 1992 to 1996, and a revised settlement with a vendor to the Company's discontinued home infusion business.

         Net interest and other financing expense was $2.3 million in 1998 or 12.2% higher than in 1997. The increase resulted from an increase in borrowed funds. Amortization and depreciation were $.9 million for the year ended 1998 compared to $ 1.1 million for the year ended 1997.

         U.S. HomeCare's net operating losses eliminated any Federal income tax liability. The income taxes noted relate to state tax obligations.

         As a result of the foregoing, for the twelve months ended December 31, 1998, U.S. HomeCare had a net loss of $ 4.1 million compared to a net loss of $
1.6 million for the corresponding twelve months in 1997. After eliminating the impact of various charges taken in 1998 for prior period liabilities and charges taken in 1997 for the regulatory settlement, merger, and other non-recurring items, the net loss for the calendar year 1998 would have been $2.4 million versus net income of $ 1.5 million in 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net revenues from continuing (nursing) operations were $52.6 million in 1997 compared to $55.1 million in 1996. The $2.5 million decline (4.4%) was due to a combination of rate and volume impacts. In most of U.S. HomeCare's markets we maintained our revenue base, but in several we experienced declines due to loss of contracts or due to continued pressure by payor agencies to control costs by cutting utilization and by trimming back on rates they pay for our services.

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

         Selling, general and administrative expense decreased by $3.1 million or 16.9% to $15.3 million in 1997 compared to $18.4 million for 1996. This decrease primarily reflects the benefits of the restructuring accomplished in the fourth quarter of 1996, primarily the elimination of excessive levels of corporate staff, and tighter control over a wide variety of administrative expenses.

         Interest and other financing expense was $2.0 million in 1997 or 8.0% higher than in 1996. The increase reflects amounts paid to extend borrowing facilities through January 1998.

         During the year U.S. HomeCare also incurred a $1.75 million cost of settling a regulatory matter with the State of New York, as described in Note 9. This settlement related to Medicaid contract years from 1992 through 1997.

         U.S. HomeCare also incurred $907,000 of expenses related to the terminated merger with Home Health Corporation of America. These expenses were largely professional fees paid to investment bankers, accountants and lawyers.

         U.S. HomeCare also incurred an additional non-recurring charge of $399,000 related to the employment of turnaround consultants, who were originally hired to work with Company management in September 1996. A separate agreement was entered into in 1997 principally related to the proposed sale of U.S. HomeCare.

         Had U.S. HomeCare not incurred the charges for the regulatory settlement, merger, or other non-recurring charges in 1997, net income would have been $1,459,000.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, U.S. HomeCare had cash and cash equivalents of approximately $0.3 million. The working capital deficit increased by $11.6 million, from $0.3 million at December 31, 1997 to a working capital deficit of $11.9 million at December 31, 1998. The deterioration in net working capital was primarily a result of the reclassification of all of U.S. HomeCare's credit facilities from long-term to short-term based on the maturities of those loans. The remainder of the change is principally the result of increases in accrued expenses described below.

         The increase in net accounts receivable resulted primarily from slower Medicare reimbursement resulting from the implementation of sequential billing and the implementation of greater focused medical reviews. The changes also had a direct impact on many of U.S. HomeCare's Certified Home Health Agency customers resulting in slower payments to their sub-contracted vendors.

         Trade accounts payable increased from $2.5 million at December 31, 1997 to $2.9 million at December 31, 1998 reflecting the inclusion of $0.76 million of un-presented payroll checks.

         Accrued expenses increased from $2.8 million at December 31, 1997 to $6.2 million at December 31, 1998, resulting primarily from increased liabilities related to repayments owed to Medicare, increases in workers compensation reserves, the establishment of a tax reserve from prior period tax audits, and miscellaneous accruals for year end invoices not received for U.S. HomeCare's self-funded health benefits plan, banking, legal, and accounting fees.

         Accrued payroll and related costs decreased from $1.7 million at December 31, 1997 to $1.0 million at December 31, 1998, resulting primarily from the timing of the pay period which resulted in the $0.76 of un-presented checks recorded in accounts payable above.

         Cash flow from operating activities for the year ended December 31, 1998 declined $ 1.1 million to $(0.5) million from $0.6 million for the year ended December 31, 1997. This decline was principally due to changes in accounts receivable and accounts payable and accrued expenses. Overall, the cash flow deficit in 1998 was due to payments made on various long-term liabilities incurred in prior years as well as industry factors discussed above. Cash flow from financing activities was $0.7 million for the year ended December 31, 1998, compared to ($0.8) million for the year ended December 31, 1997.

         The Company is not in compliance with the financial covenants of its revolving credit agreement. Non-compliance with financial covenants gives the banks the right to declare the amounts outstanding under all of the Company's credit facilities immediately due and payable. To date, the banks have not called the loans and are working with U.S. HomeCare on a month to month basis in providing funding for the Company's cash needs, although there is no obligation to do so.

         The credit facilities, within the existing funding parameters, together with cash generated from operations will not be sufficient to fund the Company's operations and debt obligations through 1999 even if the credit facilities continue to be renewed. U.S. HomeCare will need to raise equity capital and/or increase and extend or replace its existing credit facilities to ensure sufficient funding of its operations. U.S. HomeCare is currently discussing with its current creditors and others such expanded and extended financing. There can be no assurance that U.S. HomeCare will obtain such expanded and extended financing. Failure to obtain such financing would have a material adverse effect on U.S. HomeCare's business, financial condition and results of operations.

         U.S. HomeCare has a Receivables Purchase and Servicing Agreement (the "Securitization Program"), which allows U.S. HomeCare to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. U.S. HomeCare relies on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $9.0 million. The net proceeds from the sale of accounts receivable through the Securitization Program at December 31, 1998 were $6.7 million. On December 24, 1997 the maturity date of the Securitization Program was extended to March 31, 1998. On March 26, 1998, the program was extended to January 4, 1999 and has been extended on a month-to-month basis since that time.

         U.S. HomeCare has a revolving line of credit ("RLOC"), with availability based upon a stated formula applied to "eligible" accounts receivable balances. Borrowings bear interest at the higher of the bank's prime rate plus 2.0% or the federal funds rate plus 1.0%. Remaining availability under the RLOC at December 31, 1998 was less than $10,000. Borrowings under the RLOC of $5.3 million as of December 31, 1998 are collateralized by substantially all of U.S. HomeCare's assets. The terms of the RLOC provide, among other things, for prepayments in the event that U.S. HomeCare's formula based borrowing capacity is reduced, for maintenance of certain financial ratios and limitations on capital expenditures, acquisitions, and cash dividends. On December 24, 1997 the RLOC agreement was amended and restated to include a revised maturity date of March 31, 1998. On March 26, 1998, the RLOC was extended to January 4, 1999 and has been extended since that date for additional one-month periods.

         U.S. HomeCare has a $3.0 million subordinated credit facility ("the Subordinated Credit Facility") with a commercial bank. The Subordinated Credit Facility is 100% guaranteed by the Connecticut Development Authority ("CDA"). On December 24, 1997 the maturity of the Subordinated Credit Facility was extended to March 31, 1998 and the CDA guarantee was extended to March 31, 1998. In connection with the October 1995 issuance of the CDA guarantee, U.S. HomeCare agreed to issue additional warrants (the "Additional Warrants") to the CDA to purchase 735,000 shares of U.S. HomeCare's common stock for $1.5969 per share if the guarantee was not released by April 30, 1997. As a result of the previous extension of the CDA guarantee to January 30, 1998 U.S. HomeCare issued the Additional Warrants to the CDA on March 25, 1997. On March 26, 1998, the Fleet note was extended to January 15, 1999, and the CDA guarantee was extended to January 30, 1999. Both instruments have been extended on a month-to-month basis since that time.


YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         U.S. HomeCare has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. U.S. HomeCare plans on completing the testing process of all significant applications by July 31, 1999.

         U.S. HomeCare has also initiated discussions with its significant suppliers, large customers and financial institutions to determine that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the U.S. HomeCare's system or otherwise impact its operations. U.S. HomeCare is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems, and as of the date hereof is not able to quantify the impact on the Company, if any, of failures of those organizations to remediate Year 2000 issues properly.

         The total cost to U.S. HomeCare of those Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which U.S. HomeCare plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

QUARTERLY INFORMATION

         The following table presents unaudited financial data for the eight quarters beginning January 1, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary have been made to present fairly the following selected quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein.

                                               FIRST        SECOND       THIRD         FOURTH
                                              QUARTER      QUARTER      QUARTER        QUARTER
                                              -------      -------      -------        -------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Net revenues ...........................     $ 12,962     $ 11,737      $ 11,239      $ 11,847
Income/(loss) from continuing operations
     before interest and income taxes ..          938         (669)       (1,351)         (567)
Net income (loss) ......................          350       (1,276)       (1,965)       (1,201)
Net income (loss) applicable to common
     shareholders ......................          178       (1,448)       (2,137)       (1,375)
Basic income (loss) per share(a) .......     $    .01     $   (.11)     $   (.17)     $   (.10)
Diluted income (loss) per share ........     $    .01     $   (.11)     $   (.17)     $   (.10)


1997
Net revenues ...........................     $ 13,754     $ 13,976      $ 12,195      $ 12,710
Income/(loss) from continuing operations
     before interest and income taxes ..        1,511        1,544          (355)       (2,103)
Net income (loss) ......................          955          961          (900)       (2,613)
Net income (loss) applicable to common
     shareholders ......................          783          789        (1,073)       (2,786)
Basic income (loss) per share(a) .......     $    .08     $    .08      $   (.11)     $   (.23)
Diluted income (loss) per share ........     $    .05     $    .05      $   (.11)     $   (.23)

         During the fourth quarter of 1997 U.S. HomeCare recorded an accrual for $1.75 million representing the costs of settlement of the New York Medicaid investigation. Also in the fourth quarter, U.S. HomeCare recognized an additional $319,000 of expenses related to the now terminated merger with HHCA.

(a) The sum of the quarterly basic amounts do not equal the annual amounts due to rounding.


ITEM 7A. MARKET RISK DISCLOSURES

         U.S. HomeCare's outstanding borrowings as of December 31, 1998 bear interest at variable rates, therefore, results of operations would be affected by changes in interest rates. A change of 100 basis points in interest rates would cause a $150,000 change in annual interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by the item is set forth in the Consolidated Financial Statements on F-1 through F-18 and in the Financial Statement Schedule in S-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AS OF
                  MARCH 15,1999


         The directors and executive officers of U.S. HomeCare and their ages are as follows:


NAME                                            AGE               POSITION WITH THE  COMPANY
----                                            ---               -----------------  -------

Jay C. Huffard (2)                              57                Chairman of the Board and Director

Sophia V. Bilinsky (2)                          33                President, Chief Executive Officer and Director

John R. Gunn (1)(3)                             55                Director

Shawkat Raslan (2)(3)                           47                Director

-----------------------

(1) Member of the Nominating Committee.
(2) Member of the Executive Committee of which Mr. Huffard is Chairperson.
(3) Member of the Audit Committee of which Mr. Gunn is Chairperson.

U.S. HomeCare's directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. U.S. HomeCare's officers are elected annually by the Board of Directors and serve at the discretion of the Board. Each director who is not an employee of U.S. HomeCare receives an annual retainer of $10,000 as compensation for services as a director, except for Mr. Huffard who receives an additional annual fee of $40,000 for his services as Chairman of the Board. Each director who is not an employee of U.S. HomeCare also receives a fee of $1,000 for attending each regular or special meeting of the Board or of its committees. The non-employee directors are also reimbursed for expenses incurred in connection with performing their respective duties as directors of U.S. HomeCare. Directors who are employees receive no additional compensation for their services as directors of U.S. HomeCare. During 1995, the Board did not receive its $10,000 retainer and meeting fees. U.S. HomeCare satisfied the 1995 amounts as well as the 1996 amounts due during 1996 through the issuance of shares of Common Stock equal in value to such fees. Fees for 1997 were also paid in stock, with the final stock issuance occurring in January 1998. Fees for 1998 were also paid in stock, with the final stock issuance occurring in March 1999.

         Jay C. Huffard has been a director of U.S. HomeCare since 1988, Chairman of the Board of Directors since July 1991, interim President and Chief Executive Officer from October 1996 to June 1998 when Sophia V. Bilinsky was named President and Chief Executive Officer. Since 1988, Mr. Huffard has been Managing Director of Huffard & Co. LP From 1987 to 1988, he was Chief of Staff to the Chairman of The Equitable. From 1980 to 1988, Mr. Huffard served in various executive capacities at Donaldson, Lufkin & Jenrette Securities Corporation, including Executive Vice President and Managing Director, and Chairman or Chief Executive of certain direct or indirect subsidiaries thereof. Since 1993 Mr. Huffard has been a Managing Director and Principal of Prima Management Corp., a direct investment firm.

         Sophia V. Bilinsky joined U.S. HomeCare in June 1998 serving as President and Chief Executive Officer. Prior to joining U.S. HomeCare, Ms. Bilinsky was Vice President, of US Servis Inc., a business management services organization for hospitals and physician groups, and general manager of their physician division from April 1995 to June 1998 prior to which she served as President and Chief Operating Officer of HealthNet Corp. From 1986 to 1991, Ms. Bilinsky held financial positions with Whitehead/Sterling, a private equity investment firm, General Electric Corporation, and Citibank, N.A.

         John R. Gunn has been a director of U.S. HomeCare since September 1994. Since 1987, Mr. Gunn has served as the Executive Vice President and Chief Operating Officer of Memorial Sloan-Kettering Cancer Center, where he has served in various executive capacities since 1982. Previously, he was the Vice President of Finance at Michael Reese Medical Center. Mr. Gunn serves as a board member of several companies and associations, including the Greater New York Hospital Association, Empire Blue Cross & Blue Shield, Hospital Association of New York and Memorial Sloan-Kettering Cancer Center.

        Shawkat Raslan has been a director of U.S. HomeCare since December 1991. Since 1983, Mr. Raslan has been President and Chief Executive Officer of International Resource Holdings, Inc., an asset management and investment advisory service for international clients. He serves as a director of several companies, including Apogee Inc., a mental health rehabilitation company, Foster Management, a health care investment fund, and Tiedemann Goodnow International, an equity fund. Since 1993, Mr. Raslan has been a Managing Director and Principal of Prima Management Corp., a direct investment firm.

Section  16(a) Beneficial Ownership Reporting Compliance

         All required filings were made in a timely fashion.


ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term compensation paid by U.S. HomeCare during the 1998, 1997 and 1996 fiscal years to all individuals serving as U.S. HomeCare's chief executive officer or acting in a similar capacity during 1998 and the other highest paid executive officers of U.S. HomeCare whose compensation was in excess of $100,000 as of the end of the last fiscal year (collectively, the "Named Executive Officers"):

                                                       ANNUAL                             LONG-TERM
                                                       COMPENSATION                       COMPENSATION

                                                                                  SECURITIES
                                                                 OTHER ANNUAL     UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR         SALARY          COMPENSATION     OPTIONS GRANTED      COMPENSATION
Jay C. Huffard                      1998         95,000(2)              0              0                   0
Interim President, Chief            1997        122,500(3)              0        100,000(4)                0

Executive Officer,                  1996        108,000(1)              0              0                   0
Chairman and Director

Sophia V. Bilinsky                  1998        107,692                 0        500,000(4)                53,846(7)
President, Chief                    1997            N/A               N/A            N/A                   N/A
Executive Officer                   1996            N/A               N/A            N/A                   N/A

Clifford G. Johnson                 1998        125,000                 0              0                   20,000
Vice President, Finance and         1997         89,682(5)              0         50,000(4)                0
Administration & Chief              1996            N/A               N/A            N/A                   N/A
Financial Officer

-------

(1) Mr. Huffard was appointed Interim President and Chief Executive Officer of U.S. HomeCare in October 1996. The figure of $108,000 includes Mr. Huffard's actual earnings for the period from October 1, 1996 to December 31, 1996 of $15,000. For the period January to December 1996, he received $40,000 in compensation for his role as chairman of U.S. HomeCare and $28,000 in compensation for his role as a director of U.S. HomeCare. Mr. Huffard received an additional $25,000 for additional services rendered to U.S. HomeCare. Of the $108,000 paid to Mr. Huffard in 1996, $55,000 was paid in cash and $53,000 in Common Stock of U.S. HomeCare.

(2) The figure of $ 95,000 includes $40,000 in cash compensation for his role as Chairman of U.S. HomeCare, $45,000 in cash compensation for his role as CEO and President during 1998, and $10,000 in Common Stock of U.S. HomeCare in compensation for his role as director of U.S. HomeCare.

(3) Mr. Huffard's $122,500 consists of $60,000 paid as cash compensation for services as President, $40,000 in cash for service as Chairman, and $22,500 as fees in Common Stock for attending various Board meetings.

(4)      Granted pursuant to the 1995 Stock Option/ Stock Issuance Plan.

(5) Mr. Johnson received $89,682 during 1997, based on a salary of $125,000 per annum.

(6) Ms. Bilinsky received $107,692 during 1998, based on a salary of $200,000.

(7) Ms. Bilinsky is guaranteed a bonus of $100,000 per annum and received $ 53,846 during 1998.


EMPLOYMENT ARRANGEMENTS

         Mr. Huffard's annual compensation as Chairman of the Board is $40,000 and $60,000 per annum for his duties as President and Chief Executive Officer during 1998 paid through September of 1998.

         Sophia V. Bilinsky's annual salary as President, Chief Executive Officer of U.S. HomeCare was $200,000 with a guaranteed bonus of $100,000. Stock options to purchase an aggregate of 500,000 shares of Common Stock were granted to Ms. Bilinsky on May 15, 1998. The commencement of her employment with U.S. HomeCare was May 15, 1998. These options are exercisable at $0.50, the fair market value of U.S. HomeCare's common stock on the grant date. Of the 500,000 option shares, 166,668 were vested on June 15, 1998, with the remaining vesting on the second and third anniversary dates of the original vesting (subject to acceleration of vesting upon an acquisition of U.S. HomeCare by a merger or by a stock or asset sale). In the event Ms. Bilinsky's employment is terminated, she is entitled to her base salary, on a monthly basis for one year.

         Clifford G. Johnson's annual salary as Vice President, Finance and Administration & Chief Financial Officer of U.S. HomeCare was $125,000 with a target bonus opportunity of $30,000. Stock options to purchase an aggregate of 50,000 shares of Common Stock were granted to Mr. Johnson on May 12, 1997. The commencement date of his employment with U.S. HomeCare was April 8, 1997. These options are exercisable at $1.00, the fair market value of U.S. HomeCare's Common Stock on the grant date. Of the 50,000 option shares, one third were vested on issuance, with the remaining vesting on May 12, 1998 and 1999 (subject to acceleration of vesting upon an acquisition of U.S. HomeCare by a merger or by a stock or asset sale). In the event that Mr. Johnson's employment is terminated without cause, he is entitled to his base salary, on a monthly basis, for six months. Mr. Johnson's employment agreement was terminated effective March 8, 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table shows, with respect to the Named Executive Officers, certain information concerning the grant of stock options in 1998.

                       INDIVIDUAL GRANTS                                         POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                                                                                 ANNUAL RATES OF STOCK
                                                                                 PRICE APPRECIATION FOR
                                                                                 OPTION TERM(1)
--------------------------------------------------------------------------------------------------------------------
NAME                  NUMBER OF             PERCENT OF           INITIAL         EXPIRATION      5%            10%
                      SECURITIES            TOTAL OPTIONS        EXERCISE         DATE
                      UNDERLYING            GRANTED TO           PRICE
                      OPTIONS               EMPLOYEES IN         ($/SHARE)
                      GRANTED               FISCAL YEAR
                      ------                ----------            -------          -------        -----     -----
Sophia V. Bilinsky    500,000(2)                89%               $0.50            6/15/05      $101,775    $237,179

--------------

(1) This column reflects the potential realizable value of each grant assuming that the market value of the Company's stock appreciates at five percent and ten percent annually from the date of grant over the term of the option. There is no assurance provided to any executive officer or any other holder of U.S. HomeCare's securities that the actual stock price appreciation over the option term will be at the assumed five percent and ten percent levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made.

(2) Ms. Bilinsky was granted an option on May 15, 1998 to purchase 500,000 shares of U.S. HomeCare common stock at $0.50 per share, which was the market value at the time of grant.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


         The following table sets forth certain information with respect to the Named Executive Officers regarding stock options during the year ended December 31, 1998. No stock options were exercised by such persons in 1998.

                                        NUMBER OF                           VALUE OF
                                   UNEXERCISED OPTIONS AT                   UNEXERCISED
                                        FISCAL YEAR                         IN-THE-MONEY OPTIONS AT
                                                                            FISCAL YEAR END (1)

NAME                        EXERCISABLE           UNEXERCISABLE      EXERCISABLE           UNEXERCISABLE
----                        -----------           -------------      -----------           -------------
Jay C. Huffard                  192,000                33,000             0                     0
Sophia V. Bilinsky              166,665               333,335             0                     0
Clifford G. Johnson              33,334                16,666             0                     0

(1) Based on a closing price on the OTC Market of $ 0.0156 per share of Common Stock on December 31, 1998, there were no unexercised in-the-money options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, Messrs. Ford and two former directors, Mr. Wallace McDowell and Ms. Robfogel served as members of the Compensation Committee. There were no Compensation Committee interlocks between U.S. HomeCare and any other entity during 1998. Ms. Robfogel is a partner in the law firm of Nixon, Hargrave, Devans & Doyle, which U.S. HomeCare has retained from time to time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding beneficial ownership of U.S. HomeCare's Common Stock as of March 29, 1999 by (i) each director, (ii) each of the Named Executive Officers, (iii) each person known by U.S. HomeCare to be the beneficial owner of more than 5% of U.S. HomeCare's Common Stock and (iv) all executive officers and directors as a group.

                                                                                          PERCENT OF
                                                            SHARES BENEFICIALLY             SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          OWNED(2)                OUTSTANDING(2)
---------------------------------------                          --------                --------------

Jay C. Huffard                                              1,360,754(4)(5)(6)               9.3%

Sophia V. Bilinsky                                            166,665(3)                     1.2%

Clifford G. Johnson                                            33,333(3)                      **

Shawkat Raslan                                                924,650(5)(6)                  6.4%
   c/o International Resources Holdings, Inc.
770 Lexington Ave New York, NY 10021

John R. Gunn                                                   71,386(5)                      **

All directors and executive officers as a group
(5 persons)                                                 1,872,914(7)                    12.6%


Connecticut Development Authority                           1,551,302                       11.4%
     999 West Street
     Rocky Hill, CT 06067

Prima Partners, L.P                                           807,262(7)                     8.3%
     115 East 69th Street
     New York, New York 10021

----------------
*    Less than one percent.

(1) Except as where noted otherwise, the address of all persons listed is c/o U.S. HomeCare Corporation, Two Hartford Square West, Suite 300, Hartford, Connecticut 06106.

(2) Gives effect to the shares of Common Stock issuable within 60 days after December 31, 1998 upon the conversion of the $35.00 Preferred and the exercise of all options, warrants and other rights beneficially held by the indicated shareholder of that date.

(3) Includes shares issuable upon exercise of options granted under the 1995 Stock Option and
     Issuance Plan.

(4) Includes 185,552 shares of Common Stock held by Huffard & Co. L.P., of which Jay C. Huffard, Chairman of the Board and a director of U.S. HomeCare, is managing director of the general partner thereof and stock options for 225,000 of Common Stock.

(5) Includes 25,000 shares of Common Stock issuable upon exercise of a stock option granted pursuant to the 1995 Plan's Automatic Grant Program for non-employee directors.

(6) Includes 629,708 shares of Common Stock of U.S. HomeCare issuable upon conversion of 28,928 shares of $35.00 Preferred of U.S. HomeCare held by Prima Partners, L.P. Also includes 37,499 shares of Common Stock issuable upon exercise of warrants issued to Prima Management Corp., the general partner of Prima Partners, L.P. Messrs. Huffard and Raslan are officers, directors and shareholders of Prima Management Corp. and are special limited partners of Prima Partners, L.P.

(7)  See Notes (2) through (10).


ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

     For information regarding employment and severance agreement. (See Employment Arrangements)

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibit
Number

1. Financial Statement and Schedules. The Financial Statements and Financial Statement Schedules required to be included in this report are listed on page F-1 hereof and attached hereto on pages F-2 through F-17 and S-1. All other required schedules have been omitted because the required information is shown in the consolidated financial statements or the notes thereto.

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

4.10 Amendment to Stock Purchase Warrant No. WA-16 dated March 25, 1998 between Registrant and The Chase Manhattan Bank, N.A. (Filed as Exhibit
         4.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.11 Amendment to Stock Purchase Warrant No. WA-17 dated March 25, 1998 between Registrant and the Connecticut Development Authority. (Filed as
         Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.12 Amendment to Stock Purchase Warrant No. WA-18 dated March 25, 1998 between Registrant and Creditanstalt AG. (Filed as Exhibit 4.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

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

10.27 Amendment Number 4, dated December 24, 1997, to the Amended and Restated Credit Agreement amount U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, as agent. (Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)


10.28 Amendment Number 5, dated as of March 25, 1998, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, N.A., as agent. (Filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)


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

10.31 Amendment Number 3, dated December 24, 1997, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and Fleet National Bank. (Filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.32 Amendment Number 4, dated March 24, 1998, to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and Fleet National Bank. (Filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.33 First Amendment to Guarantee Agreement, dated March 25, 1997 between Connecticut Development Authority and Fleet National Bank (Filed as
      Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

10.34 Second Amendment to Guarantee Agreement, dated December 24, 1997 between Connecticut

      Development Authority and Fleet National Bank. (Filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)


10.35 Third Amendment to Guarantee Agreement, dated March 26, 1998 between Connecticut Development Authority and Fleet National Bank. (Filed as
      Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)


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

10.43 Settlement Agreement, dated as of February 27, 1998 between U.S. HomeCare Corporation and the State of New York.

10.44 Amendment No.4 to Receivable Purchase and Servicing agreement, between U.S. HomeCare and Chase Manhattan Bank, dated December 23, 1997. (Filed as
      Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

10.45 Amendment No.5 to Receivables Purchase and Servicing agreement, between U.S. HomeCare and Chase Manhattan Bank, dated March 26, 1998. (Filed as
      Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.46 Employment Agreement of Clifford G. Johnson, dated May 12, 1997.

10.47 Amendment No. 6 to Receivables Purchasing and Servicing Agreement between U.S. HomeCare Corporation and Chase Manhattan Bank, dated December 29, 1998.

10.48 Amendment No. 7 to Receivables Purchasing and Servicing Agreement between U.S. HomeCare Corporation and Chase Manhattan Bank, dated February 16, 1999.

10.49 Amendment No. 8 to Receivables Purchasing Agreement between U.S. HomeCare Corporation and Chase Manhattan Bank, dated March 2, 1999.

10.50 Amendment Number 6, dated as of January 4, 1999, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, as agent.

10.51 Amendment Number 7, dated as of February 4, 1999, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, as agent.

10.52 Amendment Number 8, dated as of March 4, 1999, to the Amended and Restated Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto, the Banks signatory thereto and The Chase Manhattan Bank, as agent.

10.53 Amendment Number 5, dated as of January 15, 1999 to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto and Fleet National Bank.

10.54 Amendment Number 6, dated as of February 16, 1999 to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto and Fleet National Bank.

10.55 Amendment Number 7, dated as of March 16, 1999 to the Credit Agreement among U.S. HomeCare Corporation and its Consolidated Subsidiaries, signatory thereto and Fleet national Bank.

10.56 Fourth Amendment to Guarantee Agreement, dated as of January 15, 1999 between Connecticut Development Authority and Fleet National Bank.

10.57 Fifth Amendment to Guarantee Agreement, dated as of February 16, 1999 between Connecticut Development Authority and Fleet National Bank.

10.58 Sixth Amendment to Guarantee Agreement, dated as of March 16, 1999 between Connecticut Development Authority and Fleet National Bank.

10.59 Employment Agreement dated May 6, 1998 between U.S. HomeCare Corporation and Sophia Bilinsky.

10.60 Amendment dated March 16, 1999 to Employment Agreement dated May 6, 1998 between U.S. HomeCare Corporation and Sophia Bilinsky.

21.   List of Subsidiaries.

27.1  1998 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


U.S. HomeCare Corporation

By:/s/ Arlene T. Perricone                                  April 15, 1999
-----------------------------------------
Arlene T. Perricone, Controller
(Principal Accounting Officer)


By:/s/ Sophia V. Bilinsky                                   April 15, 1999
------------------------------------------
Sophia V. Bilinsky, President
and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Jay C. Huffard                                       April 15, 1999
------------------------------------------
Jay C. Huffard, Chairman

By:/s/ Shawkat Raslan                                       April 15, 1999
------------------------------------------
Shawkat Raslan, Director

By:/s/ John R. Gunn                                         April 15, 1999
------------------------------------------
John R. Gunn, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report ...........................................     F-2


Consolidated Balance Sheets as of December 31, 1998 and 1997 ...........     F-3


Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996 ...................................     F-4


Consolidated Statements of Stockholders' Deficit for
    the years ended December 31, 1998, 1997 and 1996 ...................     F-5


Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996 ..................................     F-6


Notes to Consolidated Financial Statements .............................     F-7


Schedule II - Valuation and Qualifying Accounts ........................     S-1


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
U.S. HomeCare Corporation
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of U.S. HomeCare Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of U.S. HomeCare Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. HomeCare Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that U.S. HomeCare Corporation and subsidiaries will continue as a going concern. As discussed in Note 1, U.S. HomeCare Corporation's difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP

April 2, 1999
Hartford, Connecticut

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                  DECEMBER 31,      DECEMBER 31,
                                                                                     1998              1997
                                                                                    --------         --------
CURRENT ASSETS:
     Cash and cash equivalents                                                      $    267         $    313
     Accounts receivable, net of allowance
         for doubtful accounts of $546 and $581 -Note 3                                5,525            5,147
     Other current assets                                                                673            1,339
                                                                                    --------         --------
TOTAL CURRENT ASSETS                                                                   6,465            6,799
                                                                                    --------         --------

PROPERTY AND EQUIPMENT, NET -Note 4                                                      629              841
                                                                                    --------         --------


OTHER ASSETS:
     Excess cost over net assets acquired, net
          of accumulated amortization of $820 and $736                                 1,414            1,497

     Intangible assets, net of accumulated
         amortization of $5,784 and $5,502                                               203              485
     Other                                                                               661              756
                                                                                    --------         --------
            TOTAL OTHER ASSETS                                                         2,278            2,738
                                                                                    --------         --------
TOTAL ASSETS                                                                        $  9,372         $ 10,378
                                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and unpresented checks                                        $  2,850         $  2,528
     Accrued expenses -Note 7                                                          6,229            2,821
     Reserve for restructuring and other non-recurring charges  -Note 6                   19              140
     Accrued payroll and related costs  -Note 7                                          991            1,655
     Debt -Note 8                                                                      8,277               --
                                                                                    --------         --------
      TOTAL CURRENT LIABILITIES                                                       18,366            7,144
                                                                                    --------         --------

OTHER LIABILITIES:
     Long-term debt  -Note 8                                                              --            7,577
     Other long-term liabilities                                                       1,477            2,128
                                                                                    --------         --------
         TOTAL OTHER LIABILITIES                                                       1,477            9,705
                                                                                    --------         --------
TOTAL LIABILITIES                                                                     19,843           16,849
                                                                                    --------         --------
COMMITMENT AND CONTINGENCIES - Note 9

STOCKHOLDERS' DEFICIT:
     Common stock, $0.01 par value,  40,000,000 shares
         authorized, 13,752,937 and 12,130,353 shares issued and outstanding             137              121
     Preferred stock, $1 par value, 5,000,000 authorized, 328,569 shares issued and outstanding of $35.00, 6% cumulative convertible
         preferred stock; liquidation preference of $11,500                              328              328
     Additional paid-in capital                                                       47,153           47,077
     Accumulated deficit                                                             (58,089)         (53,997)
                                                                                    --------         --------
            TOTAL STOCKHOLDERS' DEFICIT                                              (10,471)          (6,471)
                                                                                    --------         --------
TOTAL LIABILITIES & STOCKHOLDERS'
  DEFICIT                                                                           $  9,372         $ 10,378
                                                                                    ========         ========


See accompanying notes to consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      1998             1997             1996
                                                                    --------         --------         --------
Net revenues                                                        $ 47,785         $ 52,635         $ 55,085

Cost of revenues, primarily payroll and related costs                 32,132           32,630           37,815
                                                                    --------         --------         --------
Gross profit                                                          15,653           20,005           17,270
                                                                    --------         --------         --------
Operating expenses:
     Selling, general and administrative expenses                     16,446           15,301           18,416
     Amortization and depreciation                                       856            1,051            1,743
     Merger expenses                                                      --              907               --
     Regulatory settlement                                                --            1,750               --
     Restructuring and other non-recurring
        charges                                                           --              399            3,619
                                                                    --------         --------         --------

Total operating expenses                                              17,302           19,408           23,778
                                                                    --------         --------         --------


Income (loss) from continuing operations before interest
   expense and income taxes                                           (1,649)             597           (6,508)
Interest and other financing expense                                   2,293            2,044            1,892
                                                                    --------         --------         --------

Loss from continuing operations
   before income taxes                                                (3,942)          (1,447)          (8,400)
State income taxes                                                       150              150              150
                                                                    --------         --------         --------
Loss from continuing operations                                       (4,092)          (1,597)          (8,550)
Discontinued operations:
   Loss from discontinued operations                                      --               --           (1,464)
   Loss on sale of IV therapy business                                    --               --          (13,779)
                                                                    --------         --------         --------

Net loss                                                              (4,092)          (1,597)         (23,793)
Dividends to preferred shareholders                                     (690)            (690)            (690)
                                                                    --------         --------         --------
Net loss applicable to common shareholders                          $ (4,782)        $ (2,287)        $(24,483)
                                                                    ========         ========         ========

Basic and diluted loss per share:
Loss from continuing operations                                     $  (0.37)        $  (0.22)        $  (1.04)
Discontinued Operations:
     Loss from discontinued operations                                    --               --            (0.17)
     Loss on sale of IV therapy business                                  --               --            (1.55)
                                                                    --------         --------         --------
Basic and diluted loss per share                                    $  (0.37)        $  (0.22)        $  (2.76)
                                                                    ========         ========         ========

Weighted average common
  shares outstanding                                                  12,975           10,444            8,868
                                                                    ========         ========         ========


See accompanying notes to consolidated financial statements

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (In thousands)

                                                          Series B             Additional
                                     Common     Stock    Preferred    Stock      Paid-In    Treasury     Stock        Accumulated
                                     Shares     Amount     Shares     Amount     Capital     Shares      Amount         Deficit
                                     ======      ====        ===       ====      =======      ====      =========       ========

Balance, December 31, 1995            8,783      $ 88        328       $328      $45,688      (278)     $  (1,582)      $(28,607)

Preferred dividends                      95         1                             (1,583)      278          1,582

Stock issued in lieu of cash for
accounts payable settlement             534         5                                807

Stock issued under
Employee Stock Savings Plan               8                                           11

Net loss                                                                                                                 (23,793)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996            9,420      $ 94        328       $328      $44,923        --             --       $(52,400)

Stock issued in lieu of cash for
accounts payable settlement             494         5                                525
Exercise of options                   1,553        15                              1,455

Preferred dividends                     663         7                                 (7)

Issuance of Warrants                                                                 181

Net loss                                                                                                                  (1,597)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           12,130      $121        328       $328      $47,077        --             --       $(53,997)


Preferred dividends                   1,315        13                                (13)

Stock issued in lieu of cash for
accounts payable settlement             308         3                                 89

Net loss                                                                                                                  (4,092)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           13,753      $137        328       $328      $47,153        --             --       $(58,089)
                                     ======      ====        ===       ====      =======      ====      =========       ========

See accompanying notes to consolidated financial statements

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                      1998             1997             1996
                                                                    --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                     ($ 4,092)        ($ 1,597)        ($23,793)

       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Write-off of goodwill and intangible assets                    --               --           11,577
           Depreciation and amortization                                 811            1,009            2,510
           Provision for bad debts                                       466              351            3,759
           Non-cash charges                                               92              444            1,470
  Changes in operating assets and liabilities:
           Accounts receivable                                          (754)           2,427            3,796
           Other current assets                                          666             (114)           1,104
           Other assets                                                   95              (11)             361
           Accounts payable
                and accrued expenses                                   3,640           (1,805)           2,062
           Restructuring reserve                                        (121)            (976)           1,494
           Accrued payroll
               and related costs                                        (664)              47              485
            Other liabilities                                           (651)             819            1,155
                                                                    --------         --------         --------
Net cash provided by (used in) operating activities                     (512)             594            5,980
                                                                    --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES -

       Purchases of property and equipment                              (234)            (176)            (255)
                                                                    --------         --------         --------
       Net cash used in investing activities                            (234)            (176)            (255)
                                                                    --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:


       Payments on leases and long- term debt                             --             (752)          (5,314)
       Proceeds from borrowings                                          700               --               --
       Issuance of common stock                                           --               --               11
                                                                    --------         --------         --------
       Net cash provided by (used in) financing activities               700             (752)          (5,303)
                                                                    --------         --------         --------

       Net (decrease) increase in cash and cash equivalents              (46)            (334)             422
       Cash and cash equivalents, beginning of year                      313              647              225
                                                                    --------         --------         --------
                                                                                                             0
       Cash and cash equivalents, end of year                       $    267         $    313         $    647
                                                                    ========         ========         ========
       Cash paid during the year for:
       State income taxes                                           $    150         $    140         $    169
                                                                    ========         ========         ========
       Interest expense                                             $  1,613         $  1,376         $  1,643
                                                                    ========         ========         ========


See accompanying notes to consolidated financial statements

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation and Nature of Business - The consolidated financial statements include the accounts of U.S. HomeCare and its subsidiaries (the "Company" or "U.S.HomeCare"), all of which are wholly owned. All material intercompany accounts and transactions have been eliminated. U.S. HomeCare operates in the home health care business and provides home health care services, including nursing care and personal care, to patients in Connecticut, New York and Pennsylvania. The infusion therapy business was discontinued September 30, 1996.

b. Management Actions and Operating Results - As described in Note 8, the Company's long-term debt matured in January 1999. Upon maturity the lenders have agreed to extend financing to the Company on a month to month basis. Based on this agreement, all of the Company's debt, totaling $8,277,000 at December 31,1998, is classified as a current liability. Also, as shown in the financial statements, during the years ended December 31,1998, 1997 and 1996 the Company incurred net losses of $4,092,000, $1,597,000 and $23,793,000 respectively, and, as of December 31,1998, the Company's current liabilities exceeded its current assets by $11,901,000 and its total liabilities exceed its total assets by $10,471,000. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and/or to obtain additional financing or refinancing as may be required. In addition to focusing on improving operating results, management is currently pursuing several options including additional financing and attempting to find additional permanent capital with which to continue operating its business.

c. Discontinued Operations - On October 31, 1996, U.S. HomeCare completed the sale of certain assets (not including accounts receivable) of its IV therapy business for approximately $2,000,000 in cash. The sale had an effective date of October 1, 1996. The accompanying consolidated financial statements present the results of operations of the IV therapy business as a discontinued operation. As a result of the sale, U.S. HomeCare recorded a loss on disposal of the IV therapy business of $13,779,000. Such loss on sale included (1) a write-off of $11,577,000 of goodwill and other tangible assets, (2) additional provisions for losses on accounts receivable of $2,578,000 and (3) $1,624,000 related to a charge for severance and other anticipated costs during the phase out period net of the net cash proceeds of the sale of approximately $2,000,000.

      Net revenues from the discontinued IV therapy operations were approximately $6,541,000 for the year ended December 31, 1996. The loss from operations of the IV therapy business was $1,464,000 for the year ended December 31, 1996. As a result of net operating loss tax credit carryforwards, no income tax benefits have been recognized for the discontinued operations.

d. Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in U.S. HomeCare's consolidated financial statements include: bad debt reserves, medicare reserves and workers' compensation reserves. Actual results could differ from those estimates.

e. Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation computed on a straight-line basis over the useful lives of the related assets. The useful lives vary from three to seven years. Leasehold improvements and leased equipment are amortized over the lives of the respective leases or the service lives of the asset, whichever is shorter.

f. Intangible Assets - Excess cost over net assets acquired is being amortized over a period of 25 years. U.S. HomeCare reviews the recoverability of the excess cost of net assets acquired based upon anticipated future undiscounted cash flows of the acquired company. Other intangible assets consist principally of patient and referral lists, training programs, and aides and nurses lists and are being amortized over a period of five to ten years. The net carrying value of aides and nurses lists was approximately $203,000 and $485,000 as of December 31, 1998 and 1997, respectively.

g. Revenue Recognition - U.S. HomeCare recognizes revenues as the services are performed. U.S. HomeCare receives retroactive changes to certain rates and records such changes as revenues when they are notified by the payor and the amount is estimable. Certain of U.S. HomeCare's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues are adjusted, as required in subsequent periods, based on final settlement.

h. Reclassification - The presentation of certain prior year information has been reclassified to conform with the current year presentation.

i. Cash and Cash Equivalents - U.S. HomeCare considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

j. Income Taxes - U.S. HomeCare provides for income taxes based upon the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

k. Non-cash transactions - Schedule of non-cash transactions for the years ended:


                  DECEMBER 31, 1998                                         (in thousands)
                  -----------------                                         --------------
           Stock issued in lieu of cash for accounts payable settlement         $   92
           Preferred stock dividends paid with common stock                        690

                  DECEMBER 31, 1997
                  -----------------
           Exercise of stock options                                            $1,470
           Stock issued in lieu of cash for accounts payable settlement            530
           Preferred stock dividends paid with common stock                        690
           Warrant issuance                                                        181
           Write-off of assets against restructuring reserve                     1,084

                  DECEMBER 31, 1996
                  -----------------
           Stock issued in lieu of cash for accounts payable settlement            812
           Preferred stock dividends paid with common stock                        690

l. Stock Based Compensation - SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and non-employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded to employees. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees", which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. U.S. HomeCare will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.

m. Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information for certain assets and liabilities, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. U.S. HomeCare's consolidated balance sheets include the following financial instruments: cash and cash equivalents; accounts receivable; accounts payable and accrued expenses; bank revolving line of credit and other long-term debt. U.S. HomeCare considers the carrying amount in the financial statements to approximate fair value of these financial instruments because of the relatively short period of time between the origination of such instruments and their expected realization and/or the fact that the instruments reprice frequently at market rates.


2. LOSS PER SHARE

Basic loss per share is based on weighted average number of common shares outstanding. Convertible preferred stock, warrants and stock options outstanding have not been used in the calculation of diluted earnings per share because to do so would result in anti-dilution. As such, the denominator (weighted average shares) used in calculating both the amount of basic and diluted loss per share are equal for all years.

The following table shows securities outstanding as of December 31 that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive:

                                                   1998                  1997                  1996
                                                ----------            ----------            ----------
      Nonemployee stock options                         --                    --             1,730,000
      Employee stock options                     1,290,500             1,130,500             1,190,500
      Warrants to acquire common stock           3,031,600             3,031,600             3,120,600
      Common stock to be used for
         convertible preferred stock             7,152,308             7,152,308             7,152,308
                                                ----------            ----------            ----------
                 Total                          11,474,408            11,314,408            13,193,408
                                                ==========            ==========            ==========

3. ACCOUNTS RECEIVABLE

In November 1993, U.S. HomeCare entered into a financing agreement with a bank whereby it can sell an undivided percentage ownership interest in a designated pool of accounts receivable. This agreement was amended and extended on March 27, 1997, December 24, 1997, March 26, 1998, January 13, 1999, February 13, 1999
and March 13, 1999. The bank has committed up to $9.0 million based upon securitizing U.S. HomeCare's eligible accounts receivable. The agreement expired on January 4, 1999 and has been renewed on a month-to-month basis since that time.

In accordance with SFAS 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," accounts receivable in the consolidated balance sheet do not include the receivables sold to the bank.

The following table sets forth receivables including those sold to the securitization program as of December 31, 1998 and December 31, 1997, respectively.

                                                               DECEMBER 31,
                                                             (in thousands)
                                                        1998                 1997
                                                      --------             --------
Total Accounts Receivable                             $ 12,771             $ 12,667
Allowance for Doubtful Accounts                           (546)                (581)
                                                      --------             --------
Net Accounts Receivable                               $ 12,225             $ 12,086
Accounts Receivable Sold to Securitization              (6,700)              (6,939)
                                                      --------             --------
Accounts Receivable, on the Balance Sheet             $  5,525             $  5,147
                                                      ========             ========

U.S. HomeCare maintains a cash reserve for accounts receivable including receivables sold, based upon the expected collectibility of all accounts receivable. Included in other current assets at December 31, 1998 and 1997 are $471,252 and $945,364, respectively, related to securitization program deposits and amounts due from the bank.


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        DECEMBER 31,
                                                       (IN THOUSANDS)
                                                  1998                1997
                                                -------             -------
Leasehold improvements and buildings            $ 1,140             $ 1,115
Furniture and fixtures                            1,335               1,328
Computer and other equipment                      5,382               5,182
                                                -------             -------
                                                  7,857               7,625
Less accumulated depreciation
    and amortization                             (7,228)             (6,784)
                                                -------             -------
                                                $   629             $   841
                                                =======             =======

Depreciation expense was approximately $446,000, $587,000, and $1,086,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. INCOME TAXES

      There was no federal income tax benefit recorded in 1998, 1997, or 1996 due to the incurred net operating losses. The 1998, 1997, and 1996 provision consists entirely of state taxes.

      The tax effect of temporary differences giving rise to U.S. HomeCare's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                   1998                 1997
                                                 --------             --------
                                                         (IN THOUSANDS)
Deferred tax assets:
     Net operating loss carryforwards            $ 16,840             $ 15,171
     Bad debt reserves                                517                  758
     Restructuring reserves                             7                   56
     Legal and regulatory settlements                 693                1,151
     Accrued expenses                                 683                  622
     Other                                            139                  160
                                                 --------             --------
     Total deferred tax assets                     18,879               17,918
Deferred tax liabilities:

Depreciation and amortization                        (114)                 (59)
                                                 --------             --------
Net deferred tax asset                             18,765               17,859

Valuation allowance                               (18,765)             (17,859)
                                                 --------             --------
Net deferred tax asset                           $     --             $     --
                                                 ========             ========

      For financial reporting purposes, deferred tax assets are reduced by a valuation allowance to an amount that is "more likely than not" to be realized. Due to U.S. HomeCare's cumulative losses, management does not consider that enough support to overcome the "more likely than not" criteria existed at December 31, 1998 and 1997.

      At December 31, 1998 U.S. HomeCare has a tax net operating loss carryforward ("NOL") of approximately $49.5 million for federal and state income tax purposes expiring from 2009 to 2018 to offset against future taxable income, if any. The Internal Revenue Code limits the amount of a company's NOL carryforward that may be used in any one year to offset future income after an "ownership change" (as defined). U.S. HomeCare does not believe any such "ownership change" has occurred which would limit the available annual amount.

6. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

      During the third quarter of 1996, U.S. HomeCare's Board of Directors decided to restructure the operations of U.S. HomeCare and restore its focus on its core home nursing operations (the "1996 Restructuring Plan"). The 1996 Restructuring Plan included the discontinuance of U.S. HomeCare's IV therapy discussed in Note 1. Additional actions included the retention of turnaround consultants, implementation of plans to reorganize its home nursing operations in a more cost effective manner, a reduction in both corporate management and non-management expenses and the consolidation of certain offices. As a result of these decisions, U.S. HomeCare recorded a provision for restructuring and other non-recurring charges of $3,619,000 during 1996 which was comprised of: severance of $640,000, turnaround consultants of $1,898,000, an increase in the reserve for the 1994 Restructuring Plan of $535,000 and other reorganization costs of $546,000 (including asset write-offs and lease costs).

The reserve established for compensation for the turnaround consultants included cash payments totaling $428,000 and significant performance based equity incentives valued at approximately $1,470,000. The equity incentives granted to the turnaround consultants consisted of options to purchase 1,730,000 shares of U.S. HomeCare's common stock for $0.15 per share of which 576,667 were vested immediately. The remaining 1,153,000 options vested in January 1997 based on predefined operating results being achieved in the fourth quarter of 1996. U.S. HomeCare had recorded a liability at December 31, 1996 of $1,470,000 to account for the issuance of these options to non-employees. Such amount approximated the fair value of the services provided. In October 1997, these options were exercised.

      During 1998,1997 and 1996, U.S. HomeCare paid in cash $121,000, $976,000 and $406,000 respectively, in restructuring and other non-recurring costs for severance, turnaround consultant fees, legal costs and leasing costs. There were no non-cash items charged against the reserve in 1998. Non-cash items charged against the reserve in 1997 totaled $2,554,000 and include the write-off of assets for closed facilities and the exercise of options by the turnaround consultants. In 1996, non-cash items which reduced the reserve were $715,000 and related to the asset write-offs and obligations settled in common stock. As of December 1998, the balance in the reserve for restructuring is approximately $19,000 relating to remaining severance payments to be paid in 1999.

      In addition, during 1997, U.S. HomeCare recorded and paid fees totaling approximately $399,000 for cash payments and the issuance of 222,500 shares of common stock. These charges related to a separate agreement entered into with the turnaround consultants for services provided in the third and fourth quarters of 1997 principally related to the proposed sale of U.S. HomeCare.

7. ACCRUED EXPENSE

Accrued expenses consisted of the following:


                                                         DECEMBER 31,
                                                    1998              1997
                                                   ------            ------
                                                        (IN THOUSANDS)
Medicare                                           $2,075            $  556
Workers compensation                                2,100             1,185
Regulatory settlement - current portion               438               501
Tax audits                                            300                --
Health and life                                       283               175
Legal settlements                                     240               340
Other
                                                      793                64
                                                   ------            ------
                                                   $6,229            $2,821
                                                   ======            ======

8. DEBT

        Debt consisted of the following:

                                                              DECEMBER 31,
                                                        1998               1997
                                                      -------            -------
                                                            (IN THOUSANDS)
Revolving credit facility (a)                         $ 5,277            $ 4,577
Subordinated revolving credit facility (b)              3,000              3,000

                                                      -------            -------
Total Bank Debt, on the Balance Sheet                 $ 8,277            $ 7,577
Securitization Advances                                 6,700              6,939
                                                      -------            -------
Total Bank Financing                                  $14,977            $14,516
                                                      =======            =======

a. U.S. HomeCare has a revolving line of credit ("RLOC"), with availability based upon a stated formula applied to accounts receivable balances. Borrowings bear interest at the higher of the bank's prime rate plus 2.0% or the federal funds rate plus 1.0%. The interest rate at December 31, 1998 was 7.75%. Remaining availability under the RLOC at December 31, 1998 was less than $10,000. Borrowings under the RLOC are collateralized by substantially all of U.S. HomeCare's assets. The terms of the RLOC provide, among other things, for prepayments in the event that U.S. HomeCare's formula based borrowing capacity is reduced, for maintenance of certain financial ratios, limitations on capital expenditures, acquisition, and cash dividends. Non-compliance with financial covenants gives the banks the right to declare the amounts outstanding under all of the Company's credit facilities due and payable. At December 31, 1998 the Company was not in compliance with the financial covenants of its RLOC agreement.

      On March 25, 1997, the RLOC agreement was amended and restated. In connection with the revised agreement the banks were issued warrants to purchase 89,000 shares of U.S. HomeCare's Common Stock at $1.5969 per share. On March 26, 1998, the RLOC agreement was amended to include a revised maturity date of January 4, 1999, and has been extended on a month-to-month basis since that time.

b. In October 1995, U.S. HomeCare entered into a $3.0 million subordinated credit facility with a commercial bank. The subordinated credit facility is 100% guaranteed by the Connecticut Development Authority ("CDA"). The credit facility originally had an expiration date of April 15, 1997. On March 25, 1997 the subordinated credit facility was extended to January 15, 1998 and the CDA guarantee was extended to January 30, 1998. The interest rate at December 31, 1998 was 7.75%. In connection with the October 1995 issuance of the CDA guarantee, U.S. HomeCare agreed to issue additional warrants (the "Additional Warrants") to the CDA to purchase 735,000 shares of U.S. HomeCare's common stock for $1.5969 per share. As a result of the extension of the CDA guarantee to January 30, 1998, U.S. HomeCare issued the Additional Warrants to the CDA on March 25, 1997. On March 26, 1998, the subordinated credit facility was extended to January 15, 1999 and the CDA guarantee was extended to January 30, 1999. Both instruments have been extended on a month-to-month basis since that time. Accordingly all such debt is classified as current on the consolidated balance sheet.


9. COMMITMENTS AND CONTINGENCIES

a. Operating Leases - U.S. HomeCare leases office space under various leases with terms ranging from one to fifteen years. Rent expense was $1,146,000, $1,005,000 and $1,284,000 for the years ended December 31, 1998, 1997, and
      1996 respectively. Future minimum rental commitments under non-cancelable operating leases as of December 31, 1998 are as follows:

                                  (IN THOUSANDS)
                          1999                     $1,087
                          2000                        946
                          2001                        697
                          2002                        562
                          2003                        320
                         Thereafter                 1,161
                                                   ------
                                                   $4,773
                                                   ======

b. Revenue Adjustments - Of U.S. HomeCare's revenues, approximately 13% in 1998, 15% in 1997 and 14% in 1996 of net revenues were derived under the Medicare program. These are based, in part, on cost reimbursement principles or maximum number of allowed visits and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accrued expenses at December

      31, 1998 was approximately $2,075,000, of which approximately $865,000 relates to settlement of the 1996 and prior Medicare cost reports and approximately $1,210,000 relates principally to estimates for the impact of IPS on our 1998 Medicare revenues. Additionally, U.S. HomeCare had Medicaid reserves of $379,000, which is an estimate of rate differentials on the 1998 Medicaid reimbursement. In the opinion of management, additional other retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of U.S. HomeCare.

c.    Litigation -

      i.    HIPS/Abel. U.S. HomeCare reached settlement in November 1996 in HIPS
            v. USHC Infusion, et al (Supreme Court, State of New York County), a suit brought in July 1993 by Home Infusion Pharmaceutical Services, Inc. ("HIPS") in connection with acquisition (the "Acquisition") of assets from HIPS and its affiliate Abel Health Management Services, Inc. and their principal, Edward J. Abel. The settlement is comprised of both cash and Company Common Stock, and is payable in installments through April 2001.

      ii. Kingsland Litigation. U.S. HomeCare reached settlement in November 1996 in Kingsland Associates v. Abel Health Management Services, Inc. and U.S. HomeCare Infusion Therapy Products Corporation (Supreme Court of the State of New York, Nassau County), a suit which also arose from the Acquisition. This was settled principally in cash payable through April 1998.

      iii. Debenture Litigation. U.S. HomeCare reached settlement in February 1997, in Smith, Katz and Cole v. U.S. HomeCare Corporation, et al. (Supreme Court of the State of New York, Nassau County), a suit which arose from the 1986 acquisition of Reliable Nurses Aides of Westchester, Inc. This was settled by cash payments through August 1998.

      iv. In November 1997, the New York State Attorney General's office began a broad-based investigation into billing and other practices of companies providing home health care services in New York under Medicaid-funded state programs. U.S. HomeCare was included in the investigation. U.S. HomeCare concluded that it had meritorious legal defenses for substantially all potential claims by the state for monetary or other penalties based on cost reporting and billing practices related to Medicaid-funded home health care programs. However, U.S. HomeCare believed that it could take substantial time and expense to litigate any of these issues to their conclusion. Because of U.S. HomeCare's pending merger (which was subsequently terminated), U.S. HomeCare asked the Attorney General for expedited review of its investigation of U.S. HomeCare.

            U.S. HomeCare, on February 27, 1998, reached a final agreement under which, U.S. HomeCare agreed to settle the State's investigation of Medicaid billing for the period 1992 through 1997 for a monetary payment of $1,750,000, payable with interest over a period of 36 months. This settlement was accrued as of December 31, 1997. Included in other long-term liabilities at December 31, 1998 is $811,458 of the settlement which is payable beyond 1999.

      v. Neuman Litigation. U.S. HomeCare reached settlement in September 1998, in Neuman Distributors Inc. against U.S. HomeCare Corporation et al (Supreme Court of the State of New York County of New York), a suit which arose from U.S. HomeCare's failure to comply in 1997 with an earlier settlement agreement reached in the first quarter of 1997 as a result of U.S. HomeCare's inability at that time to pay monies owed to Neuman for IV Pharmaceutical products purchased by U.S. HomeCare's discontinued infusion therapy business. This was settled by cash payments through April 2001.

      U.S. HomeCare is involved in litigation in the ordinary course of business. U.S. HomeCare does not believe, after giving consideration to the insurance in place and the claims outstanding, that the resolution of these matters will have a material adverse effect on the financial position, results of operations, or cash flows of U.S. HomeCare.


10. STOCKHOLDERS' EQUITY

a. Exchange Preferred Stock - Preferred Stock Placement - On February 1 and February 8, 1995, U.S. HomeCare issued and sold in a private placement a total of 271,428 shares of $35.00 6% Convertible Preferred Stock, $1.00 par value (the "$35.00 Preferred") for $35.00 per share (the "Private Placement"). The $35.00 Preferred is convertible into approximately 7,200,000 shares of Common Stock at a current conversion price of $1.608 per share (as adjusted from the original conversions price of $1.75 per share), subject to certain adjustments, and will be automatically converted into Common Stock if the 20 day moving average of the closing prices of U.S. HomeCare's Common Stock is greater than $4.375 per share. The $35.00 Preferred pays a 6% annual dividend of $2.10, which is payable quarterly in cash or, at U.S. HomeCare's option, Common Stock. Simultaneously, with the initial closing of the Private Placement, all of the holders of Preferred Stock issued in September and October 1994 (the "Exchange Preferred") exchanged their 57,141 shares of Exchange Preferred for an equal number of shares of the $35.00 Preferred and exchanged their Exchange Warrants for Warrants to purchase an aggregate of 99,997 shares of Common Stock at $1.75 per share. The total liquidation preference was $11.5 million at December 31, 1998 and 1997. At December 31, 1998 dividends in arrears were $2.10 per share or $173,000 in the aggregate.

b. In connection with the restructured financing in 1995, U.S. HomeCare issued warrants, which are currently exercisable to purchase an aggregate of 816,302 shares of Common Stock at $1.608 per share to its RLOC banks. In connection with the CDA's guarantee, U.S. HomeCare issued to the CDA warrants to purchase 816,302 shares of Common Stock at $1.608 per share and has issued, as a result of the March 25, 1997 extension of the guarantee, to the CDA a warrant to purchase an additional 735,000 shares of Common Stock at $1.5969, and an additional 89,000 shares at $1.5969 to the RLOC banks. These warrants are exercisable at any time through March 25, 2002.

c. Stock Options - At U.S. HomeCare's Annual Meeting held on May 18, 1995, U.S. HomeCare obtained shareholder approval of its 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), pursuant to which 2,550,000 shares of common Stock were reserved for issuance. The 1995 Plan is the successor to U.S. HomeCare's 1990 Stock Option Plan (the "1990 Plan"). Options available for grant at December 31, 1998 were 1,259,500.

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

      Employees of U.S. HomeCare, non-employee members of the Board (other than those serving as members of the Compensation Committee) and consultants and independent advisors of U.S. HomeCare are eligible to participate in the Discretionary Option Grant and Stock Issuance Program. Non-employee members of the Board (including members of the Compensation Committee) are also eligible to participate in the Automatic Option Grant Program.

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

      Shares may be sold under the Stock Issuance Program at a price per share not less than 85% of fair market value per share of Common Stock, payable in cash or through a promissory note payable to U.S. HomeCare. Shares may also be issued solely as a bonus for past services.

      A summary of the status of employee and directors options under U.S. HomeCare's Stock Option Plan at December 31, 1998, 1997 and 1996, and changes during the years ending on those dates, is presented below.

                                                        1998                           1997                            1996
                                                      WEIGHTED                       WEIGHTED                        WEIGHTED
                                                       AVERAGE                       AVERAGE                          AVERAGE
                                                      EXERCISE                       EXERCISE                         EXERCISE
                                                       PRICE                          PRICE                             PRICE
                                        1998                           1997                           1996
                                       SHARES                         SHARES                         SHARES
Outstanding at beginning of year     1,130,500         $ 1.44       1,190,500        $ 1.61         1,966,500           $  3.10

Granted                                560,000         $  .50         150,000        $ 1.00           945,000           $  1.26
Exercised                                   --             --              --            --                --                --
Cancelled/expired                     (400,000)        $ 1.16        (210,000)       $ 2.98        (1,721,000)          $  2.86
                                     ---------                      ---------                       ---------
Outstanding at end of year           1,290,500         $ 1.11       1,130,500        $ 1.44         1,190,500           $  1.61
                                     =========                      =========                       =========

Options exercisable at year end        813,830         $ 1.34         805,499        $ 1.47           767,067           $  1.95
                                     =========                      =========                       =========

The following table summarizes information about stock options outstanding at December 31, 1998:

                                        WEIGHTED
                                         AVERAGE               WEIGHTED                                WEIGHTED
                                        REMAINING               AVERAGE                                AVERAGE
       EXERCISE           NUMBER        CONTRACTUAL            EXERCISE               NUMBER          EXERCISE
        PRICE          OUTSTANDING         LIFE                  PRICE              EXERCISABLE         PRICE
       $   .50            560,000        5.3 years              $    .50              186,664          $   .50
       $  1.00            530,000        7.9 years              $   1.00              446,666          $  1.00
       $  2.13            100,000        6.0 years              $   2.13              100,000          $  2.13
       $  4.00            100,000        5.6 years              $   4.00               80,000          $  4.00
       $  9.25                500        4.5 years              $   9.25                  500          $  9.25
                        ---------                               --------              -------          -------
                        1,290,500                               $   1.11              813,830          $  1.34
                        =========                               ========              =======          =======

On December 12, 1996, U.S. HomeCare canceled and reissued options previously granted to certain employees under the Discretionary Option Grant Program at a significantly lower exercise prices but equal to or greater than the market price on such date. A total of 409,500 shares with exercise prices ranging from $1.22 to $25.87 were canceled and reissued with an exercise price of $1.00. The quoted market price at the date of reissuance was $0.625.

The weighted average fair values of options granted during 1998, 1997 and 1996 were $.50, $.78 and $1.19, respectively, per share for those options granted with an exercise price that equaled the market price of the stock on the grant date and was $0.66 and 0.31 per share for options granted during 1997 and 1996, respectively, whose exercise price was greater than the market price of the stock on the grant date. U.S. HomeCare applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for U.S. HomeCare's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, U.S. HomeCare's net loss applicable to common shareholders and net loss per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                            1998                      1997                      1996
                                                       --------------            --------------            --------------
Net loss applicable to common shareholders:
              As reported                              $   (4,782,000)           $   (2,287,000)           $  (24,483,000)
              Pro forma                                $   (5,103,000)           $   (2,570,000)           $  (24,808,000)
Basic and diluted loss per common share
              As reported                              $         (.37)           $         (.22)           $        (2.76)
              Pro forma                                $         (.39)           $         (.25)           $        (2.80)

      The fair value of options granted under U.S. HomeCare's stock option plans during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 271%, 56%, and 56% for 1998, 1997 and 1996, respectively, risk free interest rate of 6.0%, and expected lives of 5 years.


11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Unaudited quarterly results of operations are shown on page 16 of the 1998 Form 10-K.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


DESCRIPTION                  BALANCE AT        CHARGED TO COST      CHARGED TO          DEDUCTIONS          BALANCE AT END
                             BEGINNING OF       AND EXPENSE        OTHER  ACCOUNTS                            OF  PERIOD
                               PERIOD
YEAR  ENDED
DECEMBER  31, 1996:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS       $ 2,960,146       $ 3,759,455          $       --          $(2,876,141)          $ 3,843,460
                             ===========       ===========          ==========          ===========           ===========

YEAR  ENDED
DECEMBER  31, 1997:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS       $ 3,843,460       $   351,000          $       --          $(3,613,460)          $   581,000
                             ===========       ===========          ==========          ===========           ===========

YEAR  ENDED
DECEMBER  31, 1998:
     ALLOWANCE FOR
     DOUBTFUL ACCOUNTS       $   581,000       $   466,000          $       --          $  (501,000)          $   546,000
                             ===========       ===========          ==========          ===========           ===========