Form 10-Q
period 1999-03-31
US HOMECARE CORP
filed 1999-05-14
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The First Quarter Ended March 31, 1999              Commission File #0-19240


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

Yes X   No

            Number of Shares of Registrant's Common Stock Outstanding
                           March 31, 1999: 19,455,325

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                                  Page Number
                                                                                  -----------

Part I   -    Financial Information

  Item 1      Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998                                       3

              Consolidated Statements of Operations
              for the three months ended March 31, 1999
              and 1998.                                                                  4

              Consolidated Statements of Cash Flows
              for the three months ended March 31, 1999 and 1998.                        5

              Notes to Unaudited Consolidated
              Financial Statements.                                                    6 - 8

  Item 2      Management's Discussion and Analysis
              of Financial Condition and Results of Operations.                        9 - 11

  Item 3      Market Risk Disclosure                                                     12


Part II   -   Other Information

  Item 1      Legal Proceedings                                                          12

  Item 2      Changes in Securities and Use of Proceeds                                  12

  Item 3      Defaults Upon Senior Securities                                            12

  Item 4      Other Information                                                        12 - 13

  Item 5      Exhibits & Reports on Form 8-K                                             13

              Signatures                                                                 14

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                        March 31,     December 31,
                                                                          1999            1998
                                                                        --------        --------
ASSETS                                                                 (unaudited)      (audited)
CURRENT ASSETS
    Cash and cash equivalents                                           $     66        $    267
    Accounts receivable, net of allowance
         For doubtful accounts of $562 and $546                            6,496           5,525
    Other current assets                                                   1,120             673
                                                                        --------        --------
               TOTAL CURRENT ASSETS                                        7,682           6,465
                                                                        --------        --------

PROPERTY AND EQUIPMENT, net                                                  606             629
                                                                        --------        --------
OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $840 and $820                       1,394           1,414
    Intangible assets, net of accumulated
       Amortization of $5,852 and $5,784                                     136             203
    Other                                                                    489             661
                                                                        --------        --------
              TOTAL OTHER ASSETS                                           2,019           2,278
                                                                        --------        --------
TOTAL ASSETS                                                            $ 10,307        $  9,372
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current maturities of long-term debt                                $  9,340        $  8,277
    Accounts payable and unpresented checks                                2,736           2,850
    Accrued expenses                                                       6,552           6,248
    Accrued payroll and related costs                                      1,331             991
                                                                        --------        --------
              TOTAL CURRENT LIABILITIES                                   19,959          18,366
                                                                        --------        --------
OTHER LIABILITIES
    Long-term debt                                                            --              --
    Other long-term liabilities                                            1,127           1,477
                                                                        --------        --------
              TOTAL OTHER LIABILITIES                                      1,127           1,477
                                                                        --------        --------
TOTAL LIABILITIES                                                         21,086          19,843
                                                                        ========        ========

STOCKHOLDERS' DEFICIT
    Common stock, $0.01 par value,  40,000,000 shares authorized,            193             137
     19,455,325 and 13,752,937 shares outstanding
    Preferred stock, $1 par value, 5,000,000 authorized, 328,569             328             328
     Shares outstanding
    Additional paid-in capital                                            47,097          47,153
    Accumulated deficit                                                  (58,397)        (58,089)
                                                                        --------        --------
              TOTAL STOCKHOLDERS' DEFICIT                                (10,779)        (10,471)
                                                                        --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                               $ 10,307        $  9,372
                                                                        ========        ========





     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           Three Months Ended March 31,
                                                               1999            1998
                                                             --------        --------
                                                                   (unaudited)
Net revenues                                                 $ 11,684        $ 12,962
Cost of revenues, primarily
    payroll and related costs                                   7,641           8,193
                                                             --------        --------

Gross profit                                                    4,043           4,769

Operating expenses:
     Selling, general and administrative expenses               3,538           3,536
     Amortization and depreciation                                174             248
                                                             --------        --------
Total operating expenses                                        3,712           3,784

(Loss) income before interest expense and income taxes            331             985

Interest and other financing expense                              601             597
                                                             --------        --------

(Loss) income before income taxes                                (270)            388

Provision for state income taxes                                   38              38
                                                             --------        --------

Net (loss) income                                                (308)            350

Dividends on preferred stock, paid in common stock               (172)           (172)
                                                             --------        --------

Net (loss) income applicable to common shareholders          $   (480)       $    178
                                                             ========        ========

Net (loss) income per share:



    Basic                                                    $  (0.03)       $   0.01
                                                             ========        ========
    Diluted                                                  $  (0.03)       $   0.01
                                                             ========        ========

Weighted average common shares outstanding:
    Basic                                                      17,554          12,399
        Dilutive effect of stock options                           --              --

        Conversion of preferred shares                             --              --
                                                             --------        --------
    Diluted                                                    17,554          12,399
                                                             ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           1999           1998
                                                                          -------        -------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (loss) income                                                     $  (308)       $   350

    Adjustments to reconcile net income to
              net cash provided by (used in) operating activities:
       Depreciation and amortization                                          174            248
       Provision for bad debts                                                149             85
       Non-cash charges                                                        --             19
    Changes in operating assets and liabilities:
       Decrease/(increase) in accounts receivable                          (1,120)          (501)
       Decrease/(increase) in other current assets                           (447)           616
       Decrease/(increase) in other assets                                    163           (393)
       (Decrease)/increase in accrued payroll and related costs               339            147
       (Decrease)/increase in accounts payable and accrued expenses           191           (524)
       (Decrease)/increase in other liabilities                              (350)          (232)
                                                                          -------        -------
       Net cash provided by (used in) operating activities                 (1,209)          (185)
                                                                          -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES


       Purchase of property and equipment                                     (55)           (72)
                                                                          -------        -------
       Net cash (used in) provided by investing activities                    (55)           (72)
                                                                          -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES

       Increase (decrease) in bank financing                                1,063             37
                                                                          -------        -------
       Net cash provided by (used in) financing activities                  1,063             37
                                                                          -------        -------

       Net decrease in cash and cash equivalents                             (201)          (220)
       Cash and cash equivalents, beginning of period                         267            313
                                                                          -------        -------

       Cash and cash equivalents, end of period                           $    66        $    93
                                                                          =======        =======


CASH  PAID DURING THE PERIOD FOR:

       Income taxes                                                       $    88        $   173
                                                                          =======        =======
       Interest                                                           $   437        $   407
                                                                          =======        =======



     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1        -   Unaudited Information

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

       The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

       During the quarter ended March 31, 1999 and 1998, the Company issued 5,702,388 and 238,375 shares, respectively, of Common Stock as dividends on the Company's $35.00, 6% Convertible Preferred Stock (the "Preferred Stock"), and no shares of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan as a result of the Directors having waived these fees for 1999.

Note 4   -    Commitments and Contingencies

       Medicare revenues are based in part on cost reimbursement principles and per beneficiary limits as specified by the Interim Payment System ("IPS") and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accounts payable at March 31, 1999 and at December 31, 1998 was approximately $ 2.0 and $2.1 million, respectively, which are estimates of what is to be paid upon finalization of certain cost reports. In the opinion of management, additional retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 5   -    Debt and Accounts Receivable Securitization

      The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies, in part, on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $9.3 million as of March 31, 1999. The net proceeds from the sale of accounts receivable through the Securitization Program at March 31, 1999 and December 31, 1998 were $6.7 million. The Securitization Program expired during January 1999 and has been renewed monthly since that time.

      The Company's Revolving Line of Credit ("RLOC") and the Company's subordinated credit facility also expired during January 1999 and has been renewed monthly since that time. Because these facilities expire in less than a year, all such outstanding debt has been classified as current liabilities at March 31, 1999.

      Summary of the proforma receivables and debt levels including securitized financing:

                                                  March 31,       December 31,
                                                    1999             1998
                                               (in thousands)   (in thousands)
Total Accounts Receivable                         $ 13,758        $ 12,771
Provision for Bad Debt                                (562)           (546)
                                                  --------        --------
Net Accounts Receivable                           $ 13,196        $ 12,225
Accounts Receivables Sold to Securitization         (6,700)         (6,700)
                                                  --------        --------
Accounts Receivables, on the Balance Sheet        $  6,496        $  5,525
                                                  ========        ========

Total Bank Debt, on the Balance Sheet             $  9,340        $  8,277
Securitization Advances                              6,700           6,700
                                                  --------        --------
Total Bank Financing                              $ 16,040        $ 14,977
                                                  ========        ========

Note 6 -      Presentation of Prior Year Information

       The presentation of certain prior year information has been reclassified to conform with the current year presentation.

Note 7 -      Net Income Per Share

       Net Income Per Share - As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128").

       For the quarters ended March 31, 1999 and 1998, conversion of preferred stock has not been considered in the computation of diluted earnings per share because to do so would be anti-dilutive.

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

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended March 31, 1999
Compared With Three Months Ended March 31, 1998

         Net revenues reported for the three month period ended March 31, 1999 were $11,684,000 compared to $12,962,000 for the first quarter of 1998. The decline is principally the result of continued downward pressures on rates and utilization by government payors.

         Cost of revenues as a percentage of net revenues was 65.4% for the first quarter of 1999, compared with 63.2% in the first quarter of 1998. The increase in cost of revenues is due primarily to above described pressures on rates and utilization which resulted in a shift in business mix with more revenues derived from lower margin contracts and less from traditionally more profitable governmental payor sources. The resulting gross profits were $4,043,000 and $4,769,000 or 34.6% and 36.8%, for the quarters ended March 31,
1999 and 1998, respectively.

         Selling, general and administrative expenses were $3,538,000 in the first quarter of 1999 as compared to $3,536,000 in the first quarter of 1998.

         Interest and other financing expenses were $601,000 for the first quarter of 1999 compared to $597,000 in the first quarter of 1998. Though total debt throughout the first quarter of 1998 was less than the outstanding balances during the first quarter of 1999, the interest and other financing costs were similar as a result of extension and other fees charged by the bank group in conjunction with the one year extension of the bank debt at the time. Amortization and depreciation were $174,000 for the first quarter of 1999 as compared to $248,000 for the first quarter of 1998 which included amortization for deferred financing costs incurred in prior periods.

         The Company's net operating losses eliminated any Federal income tax liability. The income tax provision relates to state tax obligations.

         As a result of the foregoing, for the three months ended March 31, 1999, the Company had a net loss of ($308,000) compared to a net income of $350,000 for the corresponding quarter in 1998.

FINANCIAL CONDITION

         As of March 31, 1999, the Company's cash and cash equivalents totaled $66,000 compared to $267,000 at December 31, 1998. There were no funds available from the Company's Revolving Line of Credit at March 31, 1999.

         The Company is not in compliance with the financial covenants of its revolving credit agreement. Noncompliance with financial covenants gives the banks the right to declare the amounts outstanding under the Company's credit facilities immediately due and payable. To date, the banks have not called the loans and are working with U.S. HomeCare on a month to month basis in providing funding for the Company's cash needs.

         The credit facilities, within the existing funding parameter, together with cash generated from operations will not be sufficient to fund the Company's operations through 1999 even if the credit facilities continue to be renewed. U.S. HomeCare will need to raise equity capital and/or increase and extend or replace its existing credit facilities to ensure sufficient funding of its operations. U.S. HomeCare is currently discussing with its current creditors and others such expanded and extended financing. There can be no assurance that U.S. HomeCare will obtain such expanded and extended financing. Failure to obtain such financing would have a material adverse effect on U.S. HomeCare's business, financial condition and results of operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS

         U.S. HomeCare's future business, financial condition and results of operations are dependent on the Company's ability to successfully raise equity capital and/or increase and extend or replace its existing credit facilities to ensure sufficient funding of its operations.

         Additionally, U.S. HomeCare's future business and results of operations are subject to the following risks: dependence on referral sources; dependence on reimbursement by third party payors including Medicaid and Medicare; pricing pressures which the health care industry is currently experiencing as a result of market-driven reforms; complying with the federal and state regulations which apply to home health care agencies; fundamental changes in the health care industry which could be brought about by health care reform; competing effectively with other home health care providers; attracting and retaining senior management personnel and branch level management as well as qualified health care professionals and paraprofessionals; and maintaining adequate liability insurance. The failure to manage such risks successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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



Part II - Other Information


Item 1.       Legal Proceedings

                  None.


Item 2.       Changes in Securities and Use of Proceeds

                  None.


Item 3.       Defaults Upon Senior Securities

                  None.


Item 4.       Other Information

                  On April 27, 1999, the Company filed a Proxy Statement with the Securities and Exchange Commission giving notice of the Company's upcoming Annual Meeting and its intention to seek shareholders' approval to effect a 1-for-1,500 reverse stock split of the Company's Common Stock. The reverse stock split will reduce the number of shareholders of record of the Company below 300, which will enable the Company to deregister its Common Stock under the Securities Exchange Act of 1934.

                  As disclosed in the April 27th proxy statement, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 2000 Annual Meeting is January 7, 2000. In addition, pursuant to the Company's By-Laws, shareholder proposals intended for presentation at the 2000 Annual Meeting that are not intended to be considered for inclusion in the Company's Proxy Statement for the 2000 Annual Meeting must be received by the Secretary of the Company no earlier than March 24, 2000 and no later than April 17, 2000.

                  Pursuant to recent amendments to Rule 14a-4(c)(1) under the
              Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by March 27, 2000 of their intent to present a proposal from the floor at the 2000 Annual Meeting of Shareholders or of their intent to commence a proxy solicitation for the 2000 annual Meeting of Shareholders.



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


                            U.S. HomeCare Corporation


                                      /s/ Sophia V. Bilinsky
---------------------------           ------------------------------------------
Date                                  President and Chief Executive Officer
                                      (Principal Executive Officer)



                                      /s/ Trevor W. Gordon
---------------------------           ------------------------------------------
 Date                                 (Principal Financial Officer)