Form 10-Q
period 1999-06-30
US HOMECARE CORP
filed 1999-08-16
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Second Quarter Ended June 30, 1999       Commission File #0-19240

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)

New York                              13-2853680

(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

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

     June 30, 1999: 39,443,515

                            U.S. HOMECARE CORPORATION

                                      INDEX

                                                                     Page Number

Part I   -    Financial Information

 Item 1       Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998                              3

              Consolidated Statements of Operations
              for the three months ended June 30, 1999
              and 1998.                                                        4

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999
              and 1998.                                                        5

              Notes to Unaudited Consolidated
              Financial Statements.                                          6-8

 Item 2       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.             9-11

 Item 3       Market Risk Disclosure                                          12


Part II -     Other Information

 Item 1     Legal Proceedings                                                 12

 Item 2     Changes in Securities and Use of Proceeds                         12

 Item 3     Defaults Upon Senior Securities                                   12

 Item 4     Submission of Matters to a Vote of Security Holders            12-13

 Item 5      Other Information                                                14

 Item 6     Exhibits & Reports on Form 8-K                                    14

Signatures                                                                    15

                                    U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)

                                                                                                      June 30,          December 31,
                                                                                                       1999                  1998
                                                                                                     ------------         ----------
ASSETS                                                                                               (unaudited)           (audited)

CURRENT ASSETS
    Cash and cash equivalents                                                                         $    350             $    267
     Accounts receivable, net of allowance
         For doubtful accounts of $616 and $546                                                          5,878                5,525
    Other current assets                                                                                 1,348                  673
                                                                                                      --------             --------
               TOTAL CURRENT ASSETS                                                                      7,576                6,465
                                                                                                      --------             --------
PROPERTY AND EQUIPMENT, net                                                                                554                  629
                                                                                                      --------             --------
OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $861 and $820                                                     1,373                1,414
    Intangible assets, net of accumulated
       Amortization of $5,897 and $5,784                                                                    90                  203
    Other                                                                                                  462                  661
                                                                                                      --------             --------
              TOTAL OTHER ASSETS                                                                         1,925                2,278
                                                                                                      --------             --------
TOTAL ASSETS                                                                                          $ 10,055             $  9,372
                                                                                                      ========             ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current maturities of long-term debt                                                              $ 10,011             $  8,277
    Accounts payable and unpresented checks                                                              3,110                2,850
    Accrued expenses                                                                                     5,051                6,248
    Accrued payroll and related costs                                                                      897                  991
                                                                                                      --------             --------
              TOTAL CURRENT LIABILITIES                                                                 19,069               18,366
                                                                                                      --------             --------




OTHER LIABILITIES
   Other long-term liabilities                                                                           1,770                1,477
                                                                                                      --------             --------
              TOTAL OTHER LIABILITIES                                                                    1,770                1,477
                                                                                                      --------             --------
TOTAL LIABILITIES                                                                                       20,839               19,843
                                                                                                      --------             --------

STOCKHOLDERS' DEFICIT
    Common stock, $0.01 par value,  40,000,000 shares authorized,                                          394                  137
     39,443,515 and 13,752,937 shares outstanding
    Preferred stock, $1 par value, 5,000,000 authorized, 328,569                                           328                  328
     Shares outstanding
    Additional paid-in capital                                                                          46,896               47,153
    Accumulated deficit                                                                                (58,402)             (58,089)
                                                                                                      --------             --------
              TOTAL STOCKHOLDERS' DEFICIT                                                              (10,784)             (10,471)
                                                                                                      --------             --------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                                             $ 10,055             $  9,372
                                                                                                      ========             ========







     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                                       Three Months Ended June 30,
                                                                                                     1999                    1998
                                                                                                   --------                --------
                                                                                                              (unaudited)

Net revenues                                                                                       $ 11,601                $ 11,737
Cost of revenues, primarily
    payroll and related costs                                                                         7,398                   8,114
                                                                                                   --------                --------
Gross profit                                                                                          4,203                   3,623

Operating expenses:

     Selling, general and administrative expenses                                                     3,494                   4,074
     Amortization and depreciation                                                                      157                     218
                                                                                                   --------                --------
Total operating expenses                                                                              3,651                   4,292

Income (loss) before interest expense and income taxes                                                  552                    (669)

Interest and other financing expense                                                                    522                     569
                                                                                                   --------                --------
Income (loss) before income taxes                                                                        30                  (1,238)

Provision for state income taxes                                                                         35                      38
                                                                                                   --------                --------
Net loss                                                                                                 (5)                 (1,276)

Dividends on preferred stock, paid in common stock                                                     (172)                   (172)
                                                                                                   --------                --------
Net (loss) applicable to common shareholders                                                       $   (177)               $ (1,448)
                                                                                                   ========                ========

Net (loss) per share:

    Basic                                                                                          $  (0.01)               $  (0.11)
                                                                                                   ========                ========

    Diluted                                                                                        $  (0.01)               $  (0.11)
                                                                                                   ========                ========
Weighted average common shares outstanding:
    Basic                                                                                            32,854                  12,596
        Dilutive effect of stock options                                                                 --                      --
        Conversion of preferred shares                                                                   --                      --
                                                                                                   --------                --------
    Diluted                                                                                          32,854                  12,596
                                                                                                   ========                ========



     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                                     Six Months Ended June 30,
                                                                                                     1999                  1998
                                                                                                   --------                --------
                                                                                                              (unaudited)

Net revenues                                                                                       $ 23,285                $ 24,699
Cost of revenues, primarily
    Payroll and related costs                                                                        15,039                  16,307
                                                                                                   --------                --------

Gross profit                                                                                          8,246                   8,392

Operating expenses:

     Selling, general and administrative expenses                                                     7,032                   7,616
     Amortization and depreciation                                                                      331                     507
                                                                                                   --------                --------
Total operating expenses                                                                              7,363                   8,123

Income before interest expense and income taxes                                                         883                     269

Interest and other financing expense                                                                  1,123                   1,120
                                                                                                   --------                --------

Income (loss) before income taxes                                                                      (240)                   (851)

Provision for state income taxes                                                                         73                      75
                                                                                                   --------                --------

Net (loss)                                                                                             (313)                   (926)

Dividends on preferred stock, paid in common stock                                                     (345)                   (345)
                                                                                                   --------                --------

Net (loss) applicable to common shareholders                                                       $   (658)               $ (1,271)
                                                                                                   ========                ========

Net (loss) per share:

    Basic                                                                                          $  (0.03)               $  (0.10)
                                                                                                   ========                ========
    Diluted                                                                                        $  (0.03)               $  (0.10)
                                                                                                   ========                ========

Weighted average common shares outstanding:

    Basic                                                                                            25,215                  12,430
        Dilutive effect of stock options                                                                 --                      --

        Conversion of preferred shares                                                                   --                      --
                                                                                                   --------                --------
    Diluted                                                                                          25,215                  12,430
                                                                                                   ========                ========




     See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                         Six months ended June 30,
                                                                                                        ----------------------------
                                                                                                         1999                  1998
                                                                                                        -------              -------
                                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                                                   $  (313)            $  (926)

    Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation and amortization                                                                        331                 507
       Provision for bad debts                                                                              291                 158
       Non-cash charges                                                                                      --                 349
    Changes in operating assets and liabilities:

       (Increase) in accounts receivable                                                                   (644)               (457)
       Decrease/(increase) in other current assets                                                         (691)                535
       Decrease/(increase) in other assets                                                                  199                (488)
       (Decrease)/increase in accrued payroll and related costs                                             (94)                178
       (Decrease)/increase in accounts payable and accrued expenses                                        (937)                131
       (Decrease)/increase in other liabilities                                                             293                (450)
                                                                                                        -------             -------
       Net cash provided by (used in) operating activities                                               (1,565)               (463)
                                                                                                        -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from disposition of property and equipment                                                                        6

       Purchase of property and equipment                                                                   (86)               (103)
                                                                                                        -------             -------
       Net cash used in investing activities                                                                (86)                (97)
                                                                                                        -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES

       Increase in bank financing                                                                         1,734                 275
                                                                                                        -------             -------
       Net cash used in financing activities                                                              1,734                 275
                                                                                                        -------             -------

       (Decrease)/increase in cash and cash equivalents                                                      83                (285)
       Cash and cash equivalents, beginning of period                                                       267                 313
                                                                                                        -------             -------

       Cash and cash equivalents, end of period                                                         $   350             $    28
                                                                                                        =======             =======


CASH PAID DURING THE PERIOD FOR:

       Income taxes                                                                                     $    88             $   193
                                                                                                        =======             =======
       Interest                                                                                         $   894             $   438
                                                                                                        =======             =======



     See accompanying notes to unaudited consolidated financial statements.

                            U.S. HOMECARE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1        -   Market Risk Disclosures

       In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and its cash flows for the six months ended June 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

       The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

       During the quarter ended June 30, 1999 and 1998, the Company issued 19,988,190 and 376,739 shares, respectively, of Common Stock as dividends on the Company's $35.00, 6% Convertible Preferred Stock (the "Preferred Stock"), and no shares of Common Stock to directors in lieu of cash fees under the Director Stock Fee Program of the Company's 1995 Stock Option/Stock Issuance Plan as a result of the Directors having waived these fees for 1999.

Note 4   -    Commitments and Contingencies

       Medicare revenues are based in part on cost reimbursement principles and per beneficiary limits as specified by the Interim Payment System ("IPS") and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accounts payable at June 30, 1999 and at December 31, 1998 was approximately $1.4 million and $2.1 million, respectively, which are estimates of the net liability to be paid upon finalization of certain cost reports. In the opinion of management, additional retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 5   -    Debt and Accounts Receivable Securitization

     The Company's Receivables Purchase and Servicing Agreement (the
       "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies, in part, on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program is $9.3 million as of June 30, 1999. The net proceeds from the sale of accounts receivable through the Securitization Program at June 30, 1999 and December 31, 1998 were $6.7 million. The Securitization Program expired during January 1999 and has been renewed monthly since that time.

      The Company's Revolving Line of Credit ("RLOC") and the Company's $3 million subordinated credit facility also expired during January 1999. The RLOC and the subordinated credit facility have been renewed monthly through July 1999. On July 23, 1999, the lenders under the RLOC notified the Company that defaults currently exist under the RLOC and that, pursuant to the Intercreditor Agreement among the RLOC lenders, the subordinated lender, the guarantor and the Company, the Company is not permitted to make any further payments on its subordinated debt. Subsequently, the subordinated lender notified the Company that it had decided to terminate ongoing discussions for further extension of the subordinated loan and was reserving all of its rights and remedies. The Company has been informed that the subordinated lender has made a demand for payment of the amount of the subordinated credit facility, under a guarantee from the Connecticut Development Authority, and that the outstanding amount of the loan is to be paid by the guarantor to the lender in late August 1999. The Company's senior lenders have continued to renew the RLOC on a month to month basis. In light of the above, all of the Company's outstanding debt has been classified as current liabilities at June 30, 1999.

       Summary of the proforma receivables and debt levels including securitized financing:

                                                                                                 June 30,               December 31,
                                                                                                  1999                     1998
                                                                                                  ----                     ----
                                                                                            (in thousands)            (in thousands)

Total Accounts Receivable                                                                        $ 13,194                  $ 12,771
Provision for Bad Debt                                                                               (616)                     (546)
                                                                                                 --------                  --------
Net Accounts Receivable                                                                          $ 12,578                  $ 12,225
Accounts Receivables Sold to Securitization                                                        (6,700)                   (6,700)
                                                                                                 --------                  --------
Accounts Receivables, on the Balance Sheet                                                       $  5,878                  $  5,525
                                                                                                 ========                  ========




Total Bank Debt, on the Balance Sheet                                                              $10,011                   $ 8,277
Securitization Advances                                                                              6,700                     6,700
                                                                                                   -------                   -------
Total Bank Financing                                                                               $16,711                   $14,977
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999
Compared With Three Months Ended June 30, 1998

     Net revenues reported for the three month period ended June 30, 1999 were $11,601,000 compared to $11,737,000 for the second quarter of 1998. The decline is principally the result of actions taken by the Company to change its patient mix in its Pennsylvania operation as a result of the Interim Payment System, which became effective in 1998. This revenue loss was partially offset by Medicare rate increases in 1999 in all of the Company's certified locations.

     Cost of revenues as a percentage of net revenues was 63.8% for the second quarter of 1999, compared with 69.1% in the second quarter of 1998. The decrease in cost of revenues is partially the result of the above described rate increases which resulted in a higher gross margin and partially due to the fact that 1998's margin was affected by negative prior period revenue adjustments. The resulting gross profits were $4,203,000 and $3,623,000 or 36.2% and 30.9%, for the quarters ended June 30, 1999 and 1998, respectively.

     Selling, general and administrative expenses were $3,494,000 in the second quarter of 1999 as compared to $4,074,000 in the second quarter of 1998. The decrease was due to a company wide reduction in branch staffing and other expenses as well as from the consolidation of two branches, one in Connecticut and one in New York City.

     Interest and other financing expenses were $522,000 for the second quarter of 1999 compared to $569,000 in the second quarter of 1998. The 1998 quarter included a higher amount of financing fees. Total bank debt was $16,711,000 at June 30, 1999 as compared to $14,552,000 at June 30, 1998. Amortization and depreciation were $157,000 for the second quarter of 1999 as compared to $218,000 for the second quarter of 1998.

     The Company's net operating losses eliminated any Federal income tax liability. The income tax provision relates to state tax obligations.

     As a result of the foregoing, for the three months ended June 30, the Company had a net loss of ($5,000) compared to a net loss of ($1,276,000) for the corresponding quarter in 1998.

Six Months Ended June 30, 1999
Compared With Six Months Ended June 30, 1998

     Net revenues for the six month period ended June 30, 1999 were $23,285,000 compared to $24,699,000 for the first six months in 1998. The decline is principally the result of actions taken by the Company to change its patient mix in its Pennsylvania operation as a result of the Interim Payment System, which became effective in 1998. This revenue loss was partially offset by Medicare rate increases in 1999 in all of the Company's certified locations.

      Cost of revenues as a percentage of net revenues was 64.6% for the first six months in 1999, compared with 66.0% in the first six months in 1998. The decrease in cost of revenue in 1999 is principally the result of the above described rate increases, which resulted in a higher gross margin. The resulting gross profits were $8,246,000 and $8,392,000 or 35.4% and 34.0%, for the six months ended June 30, 1999 and 1998, respectively.

   Selling, general and administrative expenses were $7,032,000 for the first six months in 1999, as compared to $7,616,000 for the first six months in 1998. The net decrease was due to a company wide reduction in branch staffing and other expenses as well as from the consolidation of two branches, one in Connecticut and one in New York City.

     Interest and other financing expenses were $1,123,000 for the first six months in 1999 as compared to $1,120,000 for the first six months in 1998. Total bank debt was $16,711,000 at June 30, 1999 as compared to $14,552,000 at June 30, 1998.

    The Company's net operating loss carryforwards offset any Federal tax liability. The income tax provision relates to state tax obligations.

    As a result of the foregoing, for the six months ended June 30, 1999, the Company had a net loss of $313,000 compared to net loss of $926,000 for the corresponding periods in 1998.

FINANCIAL CONDITION

     As of June 30, 1999, the Company's cash and cash equivalents totaled $350,000 compared to $267,000 at December 31, 1998. There were no funds available from the Company's Revolving Line of Credit at June 30, 1999.

     The Company is not in compliance with the financial covenants of the RLOC or its subordinated credit facility. Non-compliance with financial covenants gives the lenders the right to declare the amounts outstanding under the Company's credit facilities immediately due and payable. See Note 5 Notes to Unaudited Consolidated Financial Statements.

     The Company's current credit facilities, together with cash generated from operations, are not sufficient to fund the Company's operations through 1999 even if the credit facilities continue to be renewed. U.S. HomeCare will need to raise equity capital and/or restructure its existing credit facilities to ensure sufficient funding of its operations. U.S. HomeCare is currently discussing with its current creditors and others such expanded and extended financing. There can be no assurance that U.S. HomeCare will obtain such expanded and extended financing. Failure to obtain such financing would have a material adverse effect on U.S. HomeCare's business, financial condition and results of operations.

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

     U.S. HomeCare has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. U.S. HomeCare plans on completing the testing process of all significant applications by October 31, 1999.

     U.S. HomeCare is also engaged in ongoing discussions with its significant suppliers, large customers and financial institutions to determine that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the U.S. HomeCare's system or otherwise impact its operations. U.S. HomeCare is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems, and as of the date hereof is not able to quantify the impact on the Company, if any, of failures of those organizations to remediate Year 2000 issues properly.

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

                            U.S. HOMECARE CORPORATION

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

                 There have been no significant changes since December 31, 1998.

Part II - Other Information

Item 1.       Legal Proceedings

                  None.

Item 2.       Changes in Securities and Use of Proceeds

                  None.

Item 3.       Defaults Upon Senior Securities

                  None.

Item 4.       Submission of Matters to a Vote of Security Holders

                  On April 27, 1999, the Company filed a Proxy Statement with the Securities and Exchange Commission (S.E.C.) relating to the Company's Annual Meeting and its intention to seek shareholders' approval to effect a 1-for-1,500 reverse stock split of the Company's Common Stock. The reverse stock split would reduce the number of shareholders of record of the Company below 300, which will enable the Company to deregister its Common Stock under the Securities Exchange Act of 1934. This proxy statement is under review with the S.E.C.

Item 5.       Other Information

                  None.

Item 6.       Exhibits and Reports on Form 8-K

                  A. Exhibits - The following exhibits are filed herewith or incorporated herein.

                               27 Three Month Data Schedule

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

                                        U.S. HomeCare Corporation

August 16, 1999                         /s/   Sophia V. Bilinsky
------------------                      ------------------------------
Date                                    President and Chief Executive Officer
                                        (Principal Executive Officer)

August 16, 1999                         /s/   Thomas S. Grogan
------------------                      ------------------------------
 Date                                   Chief Financial Officer
                                       (Principal Financial Officer)