Form 10-Q
period 1999-09-30
US HOMECARE CORP
filed 1999-11-15
CIK 874507

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Third Quarter Ended September 30, 1999       Commission File #0-19240

                            U.S. HOMECARE CORPORATION
             (Exact name of registrant as specified in its charter)




New York                                  13-2853680
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


Two Hartford Square West
Suite 300
Hartford, Connecticut                     06106
---------------------------------------  ---------------------------------------
(Address of principal executive office)     (Zip Code)



Registrant's telephone number,              (860) 278-7242
including area code
                                         ---------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No [ ]

            Number of Shares of Registrant's Common Stock Outstanding
                         September 30, 1999: 39,433,515



                            U.S. HOMECARE CORPORATION
                                      INDEX
                                                                        Page Number
                                                                        -----------

Part I   -    Financial Information

   Item 1     Consolidated Balance Sheets as of
              September 30, 1999 (unaudited) and December 31, 1998              3

              Consolidated Statements of Operations
              for the three months ended September 30, 1999
                   and 1998 (unaudited).                                        4

              Consolidated Statements of Operations
              for the nine months ended September 30, 1999
              and 1998 (unaudited).                                             5

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1999
               and 1998 (unaudited).                                            6

              Notes to Unaudited Consolidated
              Financial Statements.                                         7 - 9

   Item 2     Management's Discussion and Analysis
              of Financial Condition and Results of Operations.           10 - 12

   Item 3     Qualitative and Quantitative
              Disclosures About Market Risk                                    14

Part II   -   Other Information

   Item 1      Legal Proceedings                                               14

   Item 2     Changes in Securities and Use of Proceeds                        14

   Item 3     Defaults Upon Senior Securities                                  14

   Item 4     Submission of Matters to a Vote of Security Holders              14

   Item 5     Other Information                                                14

   Item 6     Exhibits & Reports on Form 8-K                                   15

   Signatures                                                                  16


                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                   September 30,        December 31,
                                                                      1999                  1998
                                                                   -----------          -----------
                                                                   (unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $       304          $     267

    Accounts receivable, net of allowance
         For doubtful accounts of $698 and $546                          6,710              5,525
    Other current assets                                                   727                673
                                                                      --------           --------
               TOTAL CURRENT ASSETS                                      7,741              6,465
                                                                      --------           --------

PROPERTY AND EQUIPMENT, net                                                484                629
                                                                      --------           --------

OTHER ASSETS
    Excess cost over net assets acquired, net
        of accumulated amortization of $882 and $820                     1,351              1,414
    Intangible assets, net of accumulated
       Amortization of $5,942 and $5,784
    Other                                                                   45                203

                                                                          428                 661
                                                                      --------           --------
        TOTAL OTHER ASSETS                                               1,824              2,278
                                                                      --------           --------
TOTAL ASSETS                                                       $    10,049          $   9,372
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Current maturities of long-term debt                           $    10,575          $   8,277
    Accounts payable and unpresented checks                              2,846              2,850
    Accrued expenses                                                     5,090              6,248
    Accrued payroll and related costs
                                                                           926                991
                                                                      --------           --------
              TOTAL CURRENT LIABILITIES                                 19,437             18,366
                                                                      --------           --------


OTHER LIABILITIES
    Other long-term liabilities                                          1,728              1,477
                                                                      --------           --------
              TOTAL OTHER LIABILITIES                                    1,728              1,477
                                                                      --------           --------
TOTAL LIABILITIES                                                       21,165             19,843
                                                                      --------           --------

STOCKHOLDERS' DEFICIT

    Common stock, $0.01 par value,  40,000,000 shares authorized,
    39,443,515 and 13,752,937 shares outstanding                           394                137

    Preferred stock, $1 par value, 5,000,000 authorized, 328,569           328                328

     Shares outstanding
    Additional paid-in capital                                          46,724             47,153

    Accumulated deficit                                               (58,562)           (58,089)
                                                                      --------           --------
              TOTAL STOCKHOLDERS' DEFICIT                             (11,116)           (10,471)
                                                                      --------           --------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $    10,049          $   9,372
                                                                      ========           ========


  See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                      Three Months Ended September 30,
                                                                         1999                  1998
                                                                    ----------------      ----------------
                                                                                 (unaudited)


Net revenues                                                      $     11,506         $   11,239
Cost of revenues, primarily
    payroll and related costs                                            7,306              7,918
                                                                         -----              -----

Gross profit                                                             4,200              3,321

Operating expenses:
     Selling, general and administrative expenses                        3,557              4,488
     Amortization and depreciation                                         161                327
                                                                          ---                 ---
Total operating expenses                                                 3,718              4,815

Income (loss) before interest expense and income taxes
                                                                           482            (1,494)
Interest and other financing expense
                                                                           605                433
                                                                           ---                ---

Loss before income taxes                                                 (123)            (1,927)
Provision for state income taxes
                                                                            37                 38
                                                                            --                 --

Net loss                                                                 (160)            (1,965)

Dividends on preferred stock                                             (172)              (172)
                                                                         ----               ----

Net loss applicable to common shareholders                        $      (332)         $  (2,137)
                                                                   ===========          =========

Net loss per share:


    Basic                                                         $     (0.01)         $   (0.17)
                                                                   -----------          ---------

    Diluted                                                       $     (0.01)         $   (0.17)
                                                                   ===========          =========

Weighted average common shares outstanding:
    Basic                                                               39,444             12,812
        Dilutive effect of stock options                                   -                  -

        Conversion of preferred shares                                     -                  -
                                                                   -----------          ---------
    Diluted                                                             39,444             12,812
                                                                   ===========          =========

  See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                         Nine Months Ended September 30,
                                                                                          1999                    1998
                                                                                    ----------------          ----------------
                                                                                                    (unaudited)


Net revenues                                                                              $34,791                $  35,938

Cost of revenues, primarily
    Payroll and related costs                                                              22,345                   24,225
                                                                                          -------                 --------

Gross profit                                                                               12,446                   11,713

Operating expenses:
     Selling, general and administrative expenses                                          10,589                   12,103
     Amortization and depreciation                                                            492                    1,142
                                                                                          -------                 --------
Total operating expenses                                                                   11,081                   13,245

Income (loss) before interest expense and income taxes
                                                                                            1,365                   (1,532)

Interest and other financing expense                                                        1,728                    1,246

                                                                                          -------                 --------
Loss before income taxes
                                                                                             (363)                  (2,778)
Provision for state income taxes                                                              110                       113

                                                                                          -------                  -------
Net loss
                                                                                             (473)                  (2,891)

Dividends on preferred stock                                                                 (517)                    (517)
                                                                                          -------                  --------
Net loss applicable to common shareholders                                                $  (990)                 $ (3,408)

Net loss per share:
    Basic                                                                                $  (0.03)                 $  (0.27)
                                                                                         ========                  ========
    Diluted                                                                              $  (0.03)                 $  (0.27)
                                                                                         ========                  ========
Weighted average common shares outstanding:
    Basic                                                                                  29,926                    12,619
        Dilutive effect of stock options                                                     --                        --

        Conversion of preferred shares                                                       --                        --
                                                                                         ========                  ========
    Diluted                                                                                29,926                    12,619
                                                                                         ========                  ========

  See accompanying notes to unaudited consolidated financial statements.

                   U.S. HOMECARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Nine months ended September 30,
                                                                                  -------------------------------
                                                                                         1999           1998
                                                                                         ----           ----
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                          $    (473)    $   (2,891)


    Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                        492          1,142
       Provision for bad debts                                                              436            319

       Non-cash charges                                                                      --             71
    Changes in operating assets and  liabilities:
       Decrease/(increase) in accounts receivable                                                         (317)
                                                                                         (1,621)
       Decrease/(increase) in other current assets
                                                                                            (16)           450
       Decrease/(increase) in other assets
                                                                                             233          (575)
       (Decrease)/increase in accrued payroll and related costs
                                                                                            (65)          ( 87)
       (Decrease)/increase in accounts payable and accrued expenses
                                                                                         (1,372)         1,479
       (Decrease)/increase in other liabilities
                                                                                             251          (383)
                                                                                             ---          ----
       Net cash used in operating activities                                             (2,135)          (792)
                                                                                         ------           ----

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                                  (126)          (180)
                                                                                           ----           ----
       Net cash used in investing activities                                               (126)          (180)
                                                                                           ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES

       Increase in bank financing
                                                                                           2,298           786
                                                                                           -----           ---
       Net cash provided by financing activities
                                                                                           2,298           786
                                                                                           -----           ---
       Net increase/(decrease) in cash and cash equivalents                                   37          (186)
       Cash and cash equivalents, beginning of period                                        267           313
                                                                                             ---           ---
       Cash and cash equivalents, end of period                                         $    304     $     127
                                                                                        ========     =========

CASH  PAID DURING THE PERIOD FOR:

       Income taxes                                                                     $     39       $   208
                                                                                        ========       =======
       Interest                                                                         $  1,109       $ 1,199
                                                                                        ========       =======

  See accompanying notes to unaudited consolidated financial statements.
                                      -6-

                            U.S. HOMECARE CORPORATION


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1        -   Unaudited Information

        In the opinion of the management of U.S. HomeCare Corporation (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the nine months ended September 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2        -   Revenue Recognition

       The Company recognizes revenues as the services are performed. The Company receives retroactive increases and decreases to certain service rates. The Company records such amounts as changes in revenue when it is notified by the payors or when the amounts are estimable. Certain of the Company's revenues and related disbursements are subject to audit by third party payors; these revenues are accrued on an estimated basis in the period the related services are rendered. Net revenues are adjusted, as required in subsequent periods, based on final settlement.

Note 3   -    Commitments and Contingencies

       Medicare revenues are based in part on cost reimbursement principles and per beneficiary limits as specified by the Interim Payment System ("IPS") and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Included in accounts payable at September 30, 1999 and at December 31, 1998 was approximately $1.3 million and $2.1 million, respectively, which are estimates of the net liability to be paid upon finalization of certain cost reports. In the opinion of management, additional retroactive adjustments, if any, are not expected to be material to the consolidated financial statements of the Company.

Note 4   -    Debt and Accounts Receivable Securitization

        The Company's Receivables Purchase and Servicing Agreement (the "Securitization Program"), allows the Company to sell for cash an undivided percentage ownership interest in a designated pool of eligible receivables, as defined. The Company relies, in part, on this accounts receivable financing to fund working capital for current operations. The maximum amount of cash advances (based on eligible accounts receivable) allowed under the program was $9.3 million as of September 30, 1999. The net proceeds from the sale of accounts receivable through the Securitization Program at September 30, 1999 and December 31, 1998 were $6.7 million. The Securitization Program expired during January 1999 and has been renewed monthly since that time.

        The Company's Revolving Line of Credit ("RLOC") and the Company's $3 million subordinated credit facility also expired during January 1999. The RLOC and the subordinated credit facility have been renewed monthly through July 1999. On July 23, 1999, the lenders under the RLOC notified the Company that defaults currently exist under the RLOC and that, pursuant to the Intercreditor Agreement among the RLOC lenders, the subordinated lender, the guarantor and the Company, the Company is not permitted to make any further payments on its subordinated debt. Subsequently, the subordinated lender notified the Company that it had decided to terminate ongoing discussions for further extension of the subordinated loan and was reserving all of its rights and remedies. The Company has been informed that the subordinated lender has made a demand for payment of the amount of the subordinated credit facility, under a guarantee from the Connecticut Development Authority, and that the outstanding amount of the loan was paid by the guarantor to the lender in late August 1999. The Company's senior lenders have continued to renew the RLOC on a month to month basis. In light of the above, all of the Company's outstanding debt has been classified as current liabilities at September 30, 1999. Both lenders noted above effective July 1999 are deferring the collection of interest on their respective debt facilities.

Summary of the proforma receivables and debt levels including securitized financing:

                                                                            September 30,            December 31,
                                                                                1999                     1998
                                                                             (unaudited)
                                                                           (in thousands)           (in thousands)

          Total Accounts Receivable                                             $   14,108               $   12,771
          Provision for Bad Debt                                                     (698)                    (546)
                                                                           ----------------        -----------------
          Net Accounts Receivable                                               $   13,410               $   12,225
          Accounts Receivables Sold to Securitization                              (6,700)                  (6,700)
                                                                           ----------------        -----------------
          Accounts Receivables, on the Balance Sheet                            $    6,710               $    5,525
                                                                           ----------------        -----------------



          Total Debt, on the Balance Sheet                                     $    10,575               $    8,277
          Securitization Advances                                                    6,700                    6,700
                                                                           ----------------        -----------------
          Total Bank Financing                                                  $   17,275               $   14,977
                                                                            ----------------        -----------------

Note 5 - Presentation of Prior Year Information

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

R E S U L T S    O F   O P E R A T I O N S

Three Months Ended September 30, 1999
Compared With Three Months Ended September 30, 1998

     Net revenues reported for the three month period ended September 30, 1999 were $11,506,000 compared to $11,239,000 for the third quarter of 1998. The increase is principally the result of $611,000 total revenue charge taken in the third quarter of 1998 to offset 1996 Medicare Cost Report settlement charges. Additionally, there were Medicare rate increases in 1999 in all of the Company's certified locations.

     Cost of revenues as a percentage of net revenues was 63.4% for the third quarter of 1999, compared with 70.5% in the third quarter of 1998. The decrease in cost of revenues is partially the result of the above described rate increases which resulted in a higher gross margin and partially due to the fact that 1998's margin was affected by negative prior period revenue adjustments. The resulting gross profits were $4,200,000 and $3,321,000 or 36.5% and 29.5%, for the quarters ended September 30, 1999 and 1998, respectively.

     Selling, general and administrative expenses were $3,557,000 in the third quarter of 1999 as compared to $4,488,000 in the third quarter of 1998. The decrease was due to a company wide reduction in branch staffing and other expenses as well as from the consolidation of two branches, one in Connecticut and one in New York City.

     Interest and other financing expenses were $605,000 for the third quarter of 1999 compared to $433,000 in the third quarter of 1998. The increase was due to greater borrowings as total bank debt was $17,275,000 at September 30, 1999 as compared to $15,061,000 at September 30, 1998. Amortization and depreciation were $161,000 for the third quarter of 1999 as compared to $327,000 for the third quarter of 1998.

     The Company's net operating losses eliminated any Federal income tax liability. The income tax provision relates to state tax obligations.

     As a result of the foregoing, for the three months ended September 30, the Company had a net loss of $160,000 compared to a net loss of $1,965,000 for the corresponding quarter in 1998.

Nine Months Ended September 30, 1999
Compared With Nine Months Ended September 30, 1998

     Net revenues for the nine month period ended September 30, 1999 were $34,791,000 compared to $35,938,000 for the first nine months in 1998. The decline is principally the result of $611,000 total revenue charge taken in the third quarter of 1998 to offset 1996 Medicare Cost Report settlement charges. This revenue loss was partially offset by Medicare rate increases in 1999 in all of the Company's certified locations.

      Cost of revenues as a percentage of net revenues was 64.2% for the first nine months in 1999, compared with 67.4% in the first nine months in 1998. The decrease in cost of revenue in 1999 is principally the result of the above described rate increases, which resulted in a higher gross margin. The resulting gross profits were $12,446,000 and $11,713,000 or 35.8% and 32.6%, for the nine months ended September 30, 1999 and 1998, respectively.

   Selling, general and administrative expenses were $10,589,000 for the first nine months in 1999, as compared to $12,103,000 for the first nine months in 1998. The net decrease was due to a company wide reduction in branch staffing and other expenses as well as from the consolidation of two branches, one in Connecticut and one in New York City.

   Interest and other financing expenses were $1,728,000 for the first nine months in 1999 as compared to $1,246,000 for the first nine months in 1998. Total bank debt was $17,275,000 at September 30, 1999 as compared to $15,061,000 at September 30, 1998.

    The Company's net operating loss carryforwards offset any Federal tax liability. The income tax provision relates to state tax obligations.

    As a result of the foregoing, for the nine months ended September 30, 1999, the Company had a net loss of $473,000 compared to net loss of $2,891,000 for the corresponding periods in 1998.


FINANCIAL CONDITION

   As of September 30, 1999, the Company's cash and cash equivalents totaled $304,000 compared to $267,000 at December 31, 1998. There were no funds available from the Company's Revolving Line of Credit at September 30, 1999.

     The Company is not in compliance with the financial covenants of the RLOC or its subordinated credit facility. Non-compliance with financial covenants gives the lenders the right to declare the amounts outstanding under the Company's credit facilities immediately due and payable. See Note 4 Notes to Unaudited Consolidated Financial Statements.

     The Company's current credit facilities, together with cash generated from operations, are not sufficient to fund the Company's operations through 1999 even if the credit facilities continue to be renewed. U.S. HomeCare will need to raise equity capital and/or restructure its existing credit facilities to ensure sufficient funding of its operations. U.S. HomeCare is currently discussing with its current creditors and others such expanded and extended financing. There can be no assurance that U.S. HomeCare will obtain such expanded and extended financing. Failure to obtain such financing would have a material adverse effect on U.S. HomeCare's business, financial condition and results of operations. Both the RLOC lender and the subordinated credit facility lender have deferred the collection of interest on their respective debt facilities effective July 1999.


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

   In October 1999 the Company was notified by a customer that its annual contract will not be renewed. Revenues for the nine months ended September 30, 1999 from this contract accounted for approximately 5.6% of total revenues for the same period.

                              YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

   U.S. HomeCare has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. U.S. HomeCare plans on completing the testing and upgrade of all significant applications by December 31, 1999.

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


Part II - Other Information


Item 1.       Legal Proceedings

                   None.


Item 2.       Changes in Securities and Use of Proceeds

                   None.


Item 3.       Defaults Upon Senior Securities

                   None.


Item 4.       Submission of Matters to a Vote of Security-Holders

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

                   None

Item 6.       Exhibits and Reports on Form 8-K

                A. Exhibits - The following exhibits are filed herewith or incorporated herein.

                         27.1 Nine Month Data Schedule

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


                                          U.S. HomeCare Corporation


                                          /s/     Sophia V. Bilinsky
                                          -----------------------------
Date                                      President and Chief Executive
                                          Officer (Principal Executive Officer)
     -------------------------



                                          /s/    Thomas S. Grogan
                                          -----------------------------
 Date                                     Chief Financial Officer
        -------------------------         (Principal Financial Officer)